Form 10-Q
period 1996-03-31
DAY RUNNER INC
filed 1996-05-10
CIK 853102

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996
                                  OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to     .


Commission file number 0-19835

                           DAY RUNNER, INC.
          (Exact  name  of  registrant as  specified  in  its charter)

          Delaware                                   95-3624280
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification Number)


                         15295 Alton Parkway
                       Irvine, California  92718
             (Address and zip code of principal executive offices)


                            (714) 680-3500
           (Registrant's telephone number, including area code)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes /X/   No

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          Class                  Number of Shares Outstanding at May 3, 1996
Common stock, $0.001 par value                        6,288,321

                           DAY RUNNER, INC.

                                 INDEX



COVER PAGE

INDEX

PART I  FINANCIAL INFORMATION

      Item 1.  Consolidated Financial Statements

               Consolidated Balance Sheets
                March 31, 1996 and June 30, 1995

               Consolidated Statements of Income
                Three Months and Nine Months Ended
                March 31, 1996 and 1995

               Consolidated Statements of Cash Flows
                Nine Months Ended March 31, 1996 and 1995

               Notes to Consolidated Financial Statements

      Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations

PART II  OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I  FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements.

                       DAY RUNNER, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                ASSETS

                                               March 31,    June 30,
                                                1996         1995
                                              ----------    ---------
                                             (unaudited)   (audited)
Current assets:
    Cash and cash equivalents... .........     $26,299      $ 4,269
    Accounts receivable (less allowance
     for doubtful accounts and sales returns
     and other allowances of $6,282 and $7,132
     at March 31, 1996 and June 30, 1995,
     respectively).........................      5,499       19,373
    Inventories............................     19,128       26,609
    Prepaid expenses and other current
     assets................................      1,683        1,686
    Prepaid income taxes...................      1,079
    Deferred income taxes..................      5,174        5,174
                                               -------      -------
     Total current assets..................     58,862       57,111
                                               -------      -------
Property and equipment--At cost:
    Machinery and equipment................      5,633        4,678
    Data processing equipment and software.      4,453        3,603
    Leasehold improvements.................      1,470        1,246
    Vehicles...............................        234          233
                                               -------      -------
      Total................................     11,790        9,760
    Less accumulated depreciation and
     amortization..........................      5,543        4,078
                                               -------      -------
    Property and equipment--net............      6,247        5,682
Other assets...............................        642          857
                                               -------      -------
Total assets..............................     $65,751      $63,650
                                               =======      =======
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of capital lease
     obligations..........................     $     8      $    11
    Current portion of long-term debt.....          26          141
    Accounts payable......................       4,034        9,200
    Accrued expenses......................       6,852        6,780
    Income taxes payable..................                    2,719
                                               -------       ------
       Total current liabilities..........      10,920       18,851
                                               -------       ------
Long-term liabilities -
   Capital lease obligations...............          4           12
                                               -------       ------
Stockholders' equity:
   Preferred stock (1,000,000 shares authorized,
    par value $0.001; no shares issued
    or outstanding)
Common stock (14,000,000 shares authorized,
   par value $0.001; 6,287,071 and 6,125,797
   issued and outstanding at March 31, 1996
   and June 30, 1995, respectively).........         6            6
Additional paid-in capital..................    21,134       19,942
Retained earnings...........................    33,642       24,802
Cumulative translation adjustment...........        45           37
                                               -------      -------
   Total stockholders' equity...............    54,827       44,787
                                               -------      -------
Total liabilities and stockholders' equity..   $65,751      $63,650
                                               =======      =======

        See accompanying notes to consolidated financial statements.

                    DAY RUNNER, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                 (In thousands, except per share amounts)

                                     Three Months Ended     Nine Months Ended
                                         March 31,              March 31,
                                     1996         1995      1996        1995
Sales..........................    $18,106      $20,422   $90,970     $88,654
Cost of goods sold.............      8,601       10,349    44,332      45,643
                                   -------      -------   -------     -------
Gross profit...................      9,505       10,073    46,638      43,011
                                   -------      -------   -------     -------
Operating expenses:
   Selling, marketing
    and distribution...........      5,381        6,118    21,224      23,648
   General and administrative..      3,103        3,141    10,713       9,033
                                   -------      -------   -------     -------
     Total operating expenses..      8,484        9,259    31,937      32,681
                                   -------      -------   -------     -------
Income from operations.........      1,021          814    14,701      10,330
Net interest income............        252          153       410         206
                                   -------      -------   -------     -------
Income before provision
  for income taxes.............      1,273          967    15,111      10,536
Provision for income taxes.....        528          315     6,271       4,430
                                   -------      -------   -------     -------
Net income.....................    $   745      $   652   $ 8,840     $ 6,106
                                   =======      =======   =======     =======
Earnings per common and
 common equivalent share.......    $  0.11      $  0.10   $  1.35     $  0.96
                                   =======      =======   =======     =======
Weighted average number of common
 and common equivalent shares...     6,657        6,309     6,564       6,373
                                   =======      =======   =======     =======

          See accompanying notes to consolidated financial statements.

                      DAY RUNNER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                               (In thousands)

                                           Nine Months Ended
                                               March 31,
                                           1996         1995
                                           ------------------
Cash flows from operating activities:
 Net income..........................     $ 8,840     $ 6,106
 Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
   Depreciation and amortization.....       1,333       1,036
   Provision for losses on
    accounts receivable..............         557         285
   Write-off of barter credits.......         220
   Purchase of advertising with
    barter credits...................                      56
   Changes in operating assets and
    liabilities:
    Accounts receivable..............      13,306      11,181
    Inventories......................       7,331      (4,914)
    Prepaid expenses and other
     current assets....                       (71)     (1,855)
    Prepaid income taxes..............     (1,079)
    Accounts payable..................     (5,092)     (3,393)
    Accrued expenses..................        136       1,676
    Income taxes payable..............     (2,719)       (729)
                                          -------     -------
   Net cash provided by
    operating activities...............    22,762       9,449
                                          -------     -------
Cash flows from investing activities:
  Net purchase of marketable securities.               (8,895)
  Acquisition of property and equipment.   (1,914)     (1,401)
  Other assets..........................       (5)         43
                                          -------     -------
   Net cash used in investing activities.  (1,919)    (10,253)
                                          -------     -------
Cash flows from financing activities:
  Repayment of long-term debt............    (115)       (115)
  Repayment of capital lease obligations.     (11)        (15)
  Net proceeds from issuance
    of common stock.....................    1,192         575
                                          -------     -------
    Net cash provided by
     financing activities...............    1,066         445
                                          -------     -------
Effect of exchange rate changes in cash.      121         (42)
                                          -------     -------
Net increase (decrease) in cash
 and cash equivalents...................   22,030        (401)
Cash and cash equivalents at beginning
 of period..............................    4,269       1,472
                                           -------     -------
Cash and cash equivalents at
  end of period.........................  $26,299     $ 1,071
                                          =======     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the period for:
   Interest.............................  $    22     $    42
                                          =======     =======
   Income taxes                           $ 9,988     $ 5,223
                                          =======     =======

See accompanying notes to consolidated financial statements.

                     DAY RUNNER, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Information relating to the three months and nine months ended March 31, 1996 and 1995 is unaudited)


1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

     The accompanying consolidated balance sheet as of March 31, 1996, consolidated statements of income for the three months and nine months ended March 31, 1996 and 1995 and consolidated statements of cash flows for the nine months ended March 31, 1996 and 1995 are unaudited but, in the opinion of management, include all adjustments consisting of normal, recurring accruals necessary for a fair presentation of the financial position and the results of operations for such periods. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in the financial statements included herein are adequate to make the
information   therein  not  misleading.   The financial statements
included herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 1995, and the notes thereto, which are included in the Company's Annual Report on Form 10-K.

     The results of operations for the three months and nine months ended March 31, 1996 and 1995 are not necessarily indicative of the results for a full year. The seasonality of the Company's financial results and the unpredictability of the factors affecting such seasonality make the Company's quarterly and yearly financial results difficult to predict and subject to significant fluctuation.

2.  INVENTORIES

          Inventories consist of the following (in thousands):

                                  March 31,   June 30,
                                    1996        1995
                                  ----------  ---------
          Raw materials......     $ 8,414      $ 8,152
          Work in process....         210          274
          Finished goods.....      10,504       18,183
                                  --------    ---------
                    Total         $19,128      $26,609
                                  ========    =========

3.  LINE OF CREDIT

     Effective on October 2, 1995, the Company amended its credit agreement with its bank. The amended terms of the agreement allow the Company to borrow up to $5,000,000 under a line of credit and open commercial letters of credit or standby letters of credit up to $5,000,000 through October 1, 1996. However, in no event may the aggregate of borrowings and letters of credit exceed $5,000,000. Each letter of credit shall be issued for a term not to exceed 180 days and shall not expire subsequent to February 1, 1997. Borrowings are collateralized by accounts receivable, inventories and certain other assets. Borrowings under the line of credit bear interest either at the bank's prime rate (8.25% at March 31, 1996) or at LIBOR (5.4375% at March 31, 1996) plus 1.75%, at the Company's election.

     Under the bank credit agreement, the Company also has a term note expiring May 1, 1996 requiring monthly principal payments of $13,000 plus interest at the bank's prime rate plus 1/2%. The unpaid principal at March 31, 1996 was $26,000.

     The credit agreement requires the Company to maintain total debt to tangible net worth of not more than 1.5 to 1 and to maintain
certain other specified  operating ratios.   The  agreement also
requires that the Company obtain the bank's approval to declare or pay dividends in excess of $200,000.

4.  STOCKHOLDERS' EQUITY

     During the nine months ended March 31, 1996, certain officers and employees exercised options to purchase an aggregate of 161,274 shares of the Company's Common Stock for an aggregate of $1,192,000.

5.  OTHER TRANSACTIONS

     During fiscal 1995 and calendar 1993, the Company entered
into barter agreements whereby it delivered $132,000 and $1,098,000, respectively, of its inventory in exchange for future advertising credits and other items. The credits, which expire in October 1998, are valued at the lower of the Company's cost or market value of the inventory transferred. The Company has recorded barter credits of $36,000 in prepaid expenses and other current assets at March 31, 1996 and at June 30, 1995. At March 31, 1996 and June 30, 1995, other assets include $579,000 and $799,000, respectively, of such credits. These credits are charged to expense as they are used. During the nine months ended March 31, 1995, the Company charged $56,000 to expense
for barter credits used for advertising.   No amounts were  charged to
expense for barter credits used for advertising during the nine months ended March 31, 1996.

     The Company assesses the recoverability of barter credits
periodically.   Factors considered in evaluating the recoverability
include management's plans with respect to advertising or other
expenditures for which the barter credits can be  used.     Any
impairment losses are charged to operations as they are determinable. During the nine months ended March 31, 1996, the Company charged $220,000 to operations for such impairment losses. No amounts were charged to operations during the nine months ended March 31, 1995 for such impairment losses.

6.  EARNINGS PER SHARE

     Earnings per share information is computed using the weighted average number of shares of common stock outstanding and dilutive
common equivalent shares from stock options and warrants.   For the
three months and nine months ended March 31, 1996 and 1995, the Company used the treasury stock method of computing earnings per share.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly
Report.   Historical results and percentage relationships among any
amounts included in the Consolidated Financial Statements are not necessarily indicative of trends in operating results for any future period.

     Since the Company's introduction of the first Day Runner System organizer in 1982, the Company's revenues have been generated by increased unit sales primarily of organizers and planners and secondarily of refills. Sales increases have resulted from higher sales of existing products, new products and product line extensions. The Company focuses the great majority of its product development, sales and marketing efforts on the office products channel, which accounted for 41.4% of third quarter fiscal 1996 sales and 54.0% of sales for the nine months ended March 31, 1996, and the mass market channel, which accounted for 36.0% of third quarter fiscal 1996 sales and 33.1% of sales for the nine months ended March 31, 1996.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentages that income statement items bear to sales and the percentage change in the dollar amounts of such items.

                                                         Percentage Change
                                                         Three       Nine
                         Percentage of Sales             Months     Months
                        Three               Nine         Ended       Ended
                      Months Ended      Months Ended    March 31,   March 31,
                        March  31,        March 31,       1995        1995
                    1996       1995    1996     1995    to 1996     to 1996
                   ------     ------  ------   ------   ---------  ----------
Sales              100.0%     100.0%  100.0%   100.0%     (11.3)%        2.6%
Cost of goods sold  47.5       50.7    48.7     51.5      (16.9)        (2.9)
                   -----      -----   -----    -----
Gross profit        52.5       49.3    51.3     48.5       (5.6)         8.4
                   -----      -----   -----    -----
Operating expenses:
 Selling, marketing
  and distribution  29.7       29.9    23.3     26.7      (12.0)       (10.3)
 General and
  administrative    17.2       15.4    11.8     10.2       (1.2)        18.6
                   -----      -----   -----    -----
    Total operating
     expenses       46.9       45.3    35.1     36.9       (8.4)        (2.3)
                   -----      -----   -----    -----
Income from
  operations         5.6        4.0    16.2     11.6       25.4         42.3
Net interest income  1.4        0.7     0.4      0.3       64.7         99.0
                   -----      -----   -----    -----
Income before
  provision
  for income taxes   7.0        4.7    16.6     11.9       31.6         43.4
Provision for
 income taxes        2.9        1.5     6.9      5.0       67.6         41.6
                   -----      -----   -----    -----
Net income           4.1%       3.2%    9.7%     6.9%      14.3         44.8
                   =====      =====   =====    =====

     The following tables set forth, for the periods indicated, the Company's approximate sales by product category and distribution channel and as a percentage of total sales.

Product Category:

                            Three Months Ended March 31,   Nine Months Ended March 31,
                                1996           1995           1996           1995
                           -------------  --------------   ------------  -------------------
                                          (unaudited; dollars in thousands)
Organizers and planners.. $10,421  57.5%  $15,096  73.9% $55,573  61.6%   $59,901  67.6%
Refills (which include
 calendars)..............   6,840  37.8     4,794  23.5   33,213  36.5     26,918  30.3
Other....................     845   4.7       532   2.6    2,184   2.4      1,835   2.1
                          ------- -----    ------ -----  -------  ----    ------- -----
  Total.................. $18,106 100.0%  $20,422 100.0% $90,970 100.0%   $88,654 100.0%
                          ======= =====   ======= =====  ======= =====    ======= =====

Distribution Channel:

                            Three Months Ended March 31, Nine Months Ended March 31,
                               1996            1995            1996           1995
                          --------------  -------------   ----------------  --------------
                                        (unaudited; dollars in thousands)
Office products           $ 7,491  41.4%  $ 8,793  43.1%  $49,133  54.0%   $46,003  51.9%
Mass market                 6,521  36.0     8,686  42.5    30,101  33.1     31,652  35.7
Foreign customers           1,301   7.2       490   2.4     4,560   5.0      3,348   3.8
Other                       2,793  15.4     2,453  12.0     7,176   7.9      7,651   8.6
                          ------- -----    ------  ----- --------  -----   ------- -----
  Total                   $18,106 100.0%  $20,422 100.0%  $90,970 100.0%   $88,654 100.0%
                          ======= =====   ======= =====   ======= =====    ======= ======

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH
THE THREE MONTHS ENDED MARCH 31, 1995

     SALES.   Sales consist of revenues from gross product shipments
net of allowances for returns, rebates and credits. In the third quarter of fiscal 1996, sales decreased by $2,316,000, or 11.3%, primarily because of lower sales to and lack of anticipated growth with Wal-Mart. Sales of organizers and planners fell by $4,675,000 or 31.0%; sales of refills grew by $2,046,000, or 42.7%; and sales of miscellaneous products grouped together as "other" grew by $313,000, or 58.8%. Product sales were primarily to the office products channel and secondarily to mass market customers. Sales to office products customers declined by $1,302,000, or 14.8%; sales to mass market customers declined by $2,165,000, or 24.9%. Lower sales to these channels were partially offset by growth of $811,000, or 165.5%, in sales to foreign customers and growth of $340,000, or 13.9%, in sales to miscellaneous customers grouped together as "other".

     GROSS PROFIT. Gross profit is sales less cost of goods sold, which is comprised of materials, labor and manufacturing overhead. Gross profit may be affected by, among other things, product mix, production levels, changes in vendor and customer prices and discounts, sales volume and growth rate, purchasing and manufacturing efficiencies, tariffs, duties and inventory carrying costs. Gross profit as a percentage of sales increased from 49.3% in the third quarter of fiscal 1995 to 52.5% in the third quarter of fiscal 1996 primarily as a result of increased purchasing efficiencies.

     OPERATING EXPENSES. Compared with the third quarter of fiscal 1995, total operating expenses decreased by $775,000, or 8.4%, in the third quarter of fiscal 1996 but increased as a percentage of sales from 45.3% to 46.9%. Primarily because of lower advertising and promotional expenses, selling, marketing and distribution expenses decreased $737,000 and declined as a percentage of sales from 29.9% to 29.7%. General and administrative expenses decreased by $38,000 primarily due to a net decrease in miscellaneous expenses, but grew from 15.4% to 17.2% as a percentage of sales because of the Company's lower sales.

     NET INTEREST INCOME. Primarily because of the Company's higher levels of cash available for short-term investment, net interest income in the third quarter of fiscal 1996 increased by $99,000 compared with the third quarter of fiscal 1995 and increased as a percentage of sales from 0.7% to 1.4%.

     INCOME TAXES. The Company's effective tax rate was 41.5% for the third quarter of fiscal 1996, compared with 32.6% for the third quarter of fiscal 1995 (an effective tax rate which reflected the use of research and development tax credits in that quarter).

NINE MONTHS ENDED MARCH 31, 1996 COMPARED WITH
THE NINE MONTHS ENDED MARCH 31, 1995

     SALES. In the nine months ended March 31, 1996 compared with the nine months ended March 31, 1995, sales increased by $2,316,000, or 2.6%, due primarily to increased unit sales of refills (which include calendars and accessories). Sales of refills grew by $6,295,000, or 23.4%; sales of miscellaneous products grouped together as "other" grew by $349,000, or 19.0%; and sales of organizers and planners declined by $4,328,000, or 7.2%. Product sales were primarily to the office products channel and secondarily to mass market customers.
Sales to office products customers grew by $3,130,000, or 6.8%; and sales to foreign customers grew by $1,212,000, or 36.2%. Higher sales to these channels were partially offset by a decline of $1,551,000, or 4.9%, in sales to mass market customers and a decline of $475,000, or 6.2%, in sales to miscellaneous customers grouped together as "other."

     GROSS PROFIT. Gross profit as a percentage of sales increased from 48.5% in the first nine months of fiscal 1995 to 51.3% in first nine months of fiscal 1996 primarily as a result of increased purchasing and manufacturing efficiencies and secondarily as a result of lower returns.

     OPERATING EXPENSES.   Total operating expenses decreased by
$744,000, or 2.3%, in the first nine months of fiscal 1996 compared with the first nine months of fiscal 1995, and declined as a percentage of sales from 36.9% to 35.1%. Due primarily to lower advertising and promotional expenses and secondarily to lower sales commissions, selling, marketing and distribution expenses decreased $2,424,000 and declined as a percentage of sales from 26.7% to 23.3%. Primarily because of increased personnel costs, general and administrative expenses increased by $1,680,000 and from 10.2% to 11.8% as a percentage of sales.

     NET INTEREST INCOME. Primarily because of the Company's higher levels of cash available for short-term investment, net interest income in the first nine months of fiscal 1996 increased by $204,000 compared with the first nine months of fiscal 1995 and increased as a percentage of sales from 0.3% to 0.4%.

     INCOME TAXES. Primarily because of the improved financial results of certain of the Company's foreign subsidiaries, the effective tax rate for the first nine months of fiscal 1996 was 41.5%,compared with 42.0% for the first nine months of fiscal 1995.

SEASONAL FLUCTUATIONS

     The Company has historically experienced and expects to continue to experience seasonal fluctuations in its sales and other financial results that it believes have resulted and will continue to result primarily from its customers' and users' buying patterns. These buying patterns have typically adversely affected orders for the Company's products in the third quarter of each fiscal year.

    Although it is difficult to predict the future seasonality of sales, the Company believes that future seasonality should be influenced at least in part by customer and user buying patterns similar to those that have historically affected the Company. Quarterly financial results are also affected by timing and size of orders from large customers, new product introductions and line extensions, timing and size of orders for new products, changes in product or customer mix, competition, large customers' inventory management, vendor and customer pricing, general economic conditions, the health of the retail environment, production levels, supply constraints, manufacturing delays and suppler performance. The seasonality of the Company's financial results and the unpredictability of the factors affecting such seasonality make the Company's quarterly and yearly financial results difficult to predict and subject to significant fluctuation.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents at March 31, 1996 increased to $26,299,000 from $4,269,000 at June 30, 1995. In the nine months ended March 31, 1996, net cash of $22,762,000 and $1,066,000 provided by operating activities and financing activities, respectively, offset net cash of $1,919,000 used in investing activities. Of the $22,762,000 net amount provided by the Company's operating activities, $8,840,000 was provided by net income, $13,306,000 was provided by a decrease in accounts receivable, $7,331,000 was provided by a decrease in inventories, and $1,333,000 was provided by depreciation and amortization, which amounts were partially offset by a decrease of $5,092,000 in accounts payable, a decrease of $2,719,000 in income taxes payables and an increase of $1,079,000 in prepaid income taxes. Of the $1,066,000 net amount provided by the Company's financing activities, $1,192,000 was provided by the issuance of Common Stock upon the exercise of options. The $1,919,000 used in the Company's investing activities was used to acquire primarily machinery and equipment and secondarily computer equipment and software.

     Because of the Company's seasonal sales patterns, accounts receivable (net) at March 31, 1996 decreased by 71.6% from the fiscal 1995 year-end amount. Compared with the March 31, 1995 amount, accounts receivable decreased by 6.5%. The average collection period of accounts receivable at March 31, 1996 was 43 days, compared with 42 and 44 days at June 30, 1995 and March 31, 1995, respectively.

     Inventories decreased by 28.1% compared with the fiscal 1995 year-end amount primarily due to tighter management of inventory and decreased by 17.9% from the March 31, 1995 amount primarily due to an increase in the Company's reserve for excess and obsolete inventory.

     At March 31, 1996, Day Runner had no borrowings under its bank line of credit but had used the line of credit to secure outstanding letters of credit of approximately $1,000,000, which reduced the amount available under the line of credit to approximately $4,000,000. Effective on October 2, 1995, the Company amended its credit agreement, the new terms of which provide for borrowings or letters of credit up to an aggregate of $5,000,000. Borrowings under the line of credit bear interest at either the bank's prime rate or LIBOR plus 1.75%, at the Company's election, and are due and payable in full on October 1, 1996. (See Note 3 to Consolidated Financial Statements.)

      The Company has not incurred significant losses or gains from foreign currency exchange rate fluctuations. The continuing expansion of the Company's Hong Kong, Mexican and United Kingdom subsidiaries could, however, result in larger gains or losses as a result of fluctuations in foreign currency exchange rates as those subsidiaries conduct business in whole or in part in foreign currencies.

     The Company believes that cash flow from operations, vendor credit, its existing working capital and its bank line of credit will be sufficient to satisfy the Company's anticipated cash requirements at least through the next 12 months. Nonetheless, the Company may seek additional sources of capital as necessary or appropriate to finance acquisitions or to otherwise finance the Company's growth or operations; however, there can be no assurance that such funds if needed will be available on favorable terms, if at all.

FORWARD LOOKING STATEMENTS

     With the exception of the actual reported financial results and other historical information, the statements made in the Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties, including but not limited to: timing and size of orders from large customers, timing and size of orders for new products, competition, large customers' inventory management, general economic conditions, the health of the retail environment, supply constraints, supplier performance and other risks indicated in the Company's filings with the Securities and Exchange Commission.

PART II OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          3.1  Certificate of Incorporation of the Company, as amended(1)

          3.2  Bylaws of the Company, as amended(2)

          27.1 Financial Data Schedule, which is submitted electonically to the Securities and Exchange Commission for information only and not filed.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.





- - ----------------------------------
(1) Incorporated by reference to the Company's Transition Report on Form 10-K (File No. 0-19835) filed with the Commission on September 27, 1994.

(2) Incorporated by reference to the Company's Current Report on Form 8-K (Registration No. 0-19835) filed with the Commission on August 5, 1993.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Date:  May 10, 1996

                                              Day Runner, Inc.


                                      By:    /s/ MARK A. VIDOVICH
                                             ------------------------
                                                Mark A. Vidovich
                                                Chairman of the Board
                                                and Chief Executive Officer


                                      By:   /s/ DENNIS K. MARQUARDT
                                            ---------------------------
                                               Dennis K. Marquardt
                                               Executive Vice President,
                                               Finance & Administration and
                                               Chief Financial Officer

                            INDEX TO EXHIBITS

                                                                 SEQUENTIALLY
                                                                   NUMBERED
EXHIBIT NUMBER AND DESCRIPTION                                       PAGE
- - ------------------------------                                   ------------

27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.