Form 10-K
period 1996-06-30
DAY RUNNER INC
filed 1996-09-30
CIK 853102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES ACT OF 1934

                         Commission file number 0-19835


                                DAY RUNNER, INC.
             (Exact name of registrant as specified in its charter)
Delaware                                                         95-3624280
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                          Identification Number)

                  15295 Alton Parkway, Irvine, California 92618
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (714) 680-3500
        Securities  registered  pursuant  to  Section  12(b)  of the  Act:  None
           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |X| NO |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on September 16, 1996 as reported on The Nasdaq Stock Market, was approximately $117,000,000.

     The number of shares outstanding of the registrant's Common Stock on September 16, 1996 was 6,329,771.

                                     PART I
Item 1.      BUSINESS.

The Company

     Day Runner(R), Inc. ("Day Runner") is the leading developer, manufacturer and marketer of paper-based organizers for the retail market. We also develop, manufacture and market related organizational products, including telephone/address books and traditional spiral dated goods. We estimate that since our founding in 1980 we have sold approximately 27 million organizers and planners. Day Runner's products are carried by more than 20,000 retail stores across the U.S.: in fiscal 1996, we shipped directly to approximately 11,500 retail locations, to distribution centers serving approximately 6,100 retail locations and to approximately 200 wholesalers.

     We market our products to customers through our own sales force, through manufacturers' representatives and, in certain markets outside the U.S., through independent distributors. Our major customers in each of our primary domestic channels include: office products superstores Office Depot, Inc., OfficeMax, Inc. and Staples, Inc.; office products national wholesalers United Stationers Supply Co. and S.P. Richards Company; office products dealer McWhorter Stationers Company, Inc.; and mass market retailers Wal-Mart, Kmart and Target. Sales to the office products and mass market channels accounted for approximately 49.8% and 37.4%, respectively, of fiscal 1996 sales.

     Our organizers and planners are loose-leaf and spiral-bound time and information management systems that range from simple to sophisticated. For example, our flagship Day Runner System organizers include not only the traditional planner components of appointment calendar, telephone/address section and note pad but also interrelated pages for managing time and information, tracking expenses, establishing goals and planning projects.
Segmenting the market for organizers and planners is a key element of our strategy. We aim our product lines at market segments ranging from students to women shopping in the mass market to business and professional people and offer many of our organizers and planners in a choice of sizes, styles, cover materials and colors. Suggested retail prices for our organizers and planners range from $6 to $150.

     Most of our organizers and planners are refillable. Refills, which include calendars and accessories, accounted for approximately 34.7% of our sales in fiscal 1996. Suggested retail prices for refills range from $0.75 to $30.

     Our related organizational products include telephone/address books, traditional spiral dated goods, products for elementary and middle school children and personal information management (PIM) software intended to complement our organizers. We group these products, along with certain miscellaneous items, in a category called "other products." This category accounted for approximately 3.5% of fiscal 1996 sales.

     With the exception of our software product and the calculators we include in certain of our products and sell as accessories, all of our current products have been developed internally. The chart on page seven shows the year of initial shipment of each of our current products. We manufacture and/or assemble a portion of our products at our Fullerton, California facility and our Mexican subsidiary and also use foreign and domestic contractors to supply both product components and finished goods.

BUSINESS STRATEGY

     Day Runner sells broad-based personal organizing products through retail distribution channels. Our strategy is to leverage our brand name awareness and distribution strength to maximize sales of our existing products, extend those product lines and introduce new product lines. Key elements of our strategy include:
              o   Segmenting the market for organizers and planners.
              o   Entering related product categories.
              o   Building sales through major customers.
              o   Marketing to increase sales.
              o   Expanding foreign sales.
              o   Providing excellent customer service.

     SEGMENTING THE MARKET FOR ORGANIZERS AND PLANNERS. In order to expand and segment our market, we offer our organizers and planners in a broad range of systems, sizes, styles and cover materials and at suggested retail prices ranging from $6 to $150. As a result, our products appeal to a large consumer market comprised of users with differing needs, tastes and budgets and are appropriate for sale through a broad range of retailers. Versatile Day Runner System organizers and planners are suitable for use by adults in virtually all walks of life. Specific target markets addressed by other Day Runner organizers and planners include business and professional people, cost-conscious consumers, young women shopping in the mass market, users of traditional spiral dated goods, college students, middle school and high school students and elementary school children.

     ENTERING RELATED PRODUCT CATEGORIES. Day Runner believes that related personal organizational products offer us an opportunity to leverage our brand name and distribution and build upon our heritage in the area of personal organization. Our strategy is to:

              o   Redefine existing product categories as value-added.
              o   Offer a superior price/value relationship to the consumer.
              o   Gain initial distribution through our existing customers.
              o   Produce sales results we can build upon.

     Our current related organizational products include telephone/address books, products for elementary and middle school children, PIM software and traditional spiral dated goods.

     BUILDING SALES THROUGH MAJOR CUSTOMERS. To reach consumers with differing needs and varying retail shopping habits, we distribute our products in the U.S. through multiple channels, including:

              o   Office products superstores, wholesalers and dealers.
              o Mass market retailers, including discount department stores, wholesale clubs, drug chains, chain groceries and other mass market retailers.
              o A wide variety of other customers, including book, department, gift, leather and luggage, stationery and other specialty stores and the U.S. Government.

     Day Runner's products are carried by more than 20,000 retail outlets in the U.S., including the leaders in our key office products and mass market channels of distribution. Our strategy is to grow our sales through our major customers by increasing our everyday shelf space where appropriate, continuing to expand our product selection, serving the back-to-school market and creating other seasonal, promotional and product opportunities.

     MARKETING TO INCREASE SALES. We market our products to customers to inform them of the benefits of selling Day Runner's products and to consumers to further build brand name awareness and to maximize the productivity of the retail shelf space our products occupy.

     EXPANDING FOREIGN SALES. We are working to build our sales outside the United States by focusing on key markets and offering products with features, aesthetics and price points appropriate for those markets. We offer some of our products in German and Spanish versions.

     PROVIDING EXCELLENT CUSTOMER SERVICE. Day Runner believes that excellent customer service can provide us with additional competitive advantage. We serve customers from both our Fullerton plant and our Nashville, Tennessee-area distribution center and ship directly to the individual retail locations of a number of our large customers. We conduct business via EDI (Electronic Data Interchange) with virtually all our key customers and recognize the importance of continuing to implement applicable customer service/distribution technology.

INDUSTRY OVERVIEW

         ORGANIZER INDUSTRY. Day Runner has been instrumental in creating and defining paper-based "organizers" as a product category in the United States. Although time management products that included some "organizer" features had been on the market for some time, the product category, as such, did not emerge until the 1980s. We believe that the introduction of the Day Runner System in 1982 helped define the product category and, ultimately, led to the growth of the organizer industry. By the late 1980s, organizers had become accepted tools for improving individual and group productivity. (Because the distinctions between organizers and planners have become blurred, except where otherwise specified, we are using the terms "organizer" and "planner" interchangeably in this report.)

     Today, awareness of the organizer product category is widespread; organizers are broadly accepted as substitutes for traditional dated goods; and the usefulness of time management techniques is well recognized. Organizers are sold through a wide variety of channels, including: office products superstores, wholesalers and dealers; mass market retailers; book, department, gift, leather and luggage, stationery and other specialty stores; and are sold direct to organizations, the U.S. Government and individuals.

     Day Runner believes the current principal competitive factors in the paper-based retail organizer industry are distribution breadth, depth and strength; brand name recognition; size and loyalty of user base; product function, design, perceived quality and value; marketing capability; breadth of product lines; financial resources; customer service; product development capability; manufacturing/sourcing expertise; and price.

     MARKET POTENTIAL. Day Runner believes that the growth in demand for organizers and other personal organization products in the United States is attributable to a number of economic and cultural trends, including: the increased percentage of women in the work force and the resulting prevalence of two-income families; the continuing trend toward corporate downsizing; the growth of the small business sector; the rising percentage of business done away from the office; the greater emphasis on productivity; and the ongoing shift to a service economy. Many of these trends contribute to widespread concerns with saving and better using time and increasing personal productivity.

     Day Runner's products address these concerns. We target both potential first-time organizer users and existing users who may need refills or replacements for their organizers. We address a broad consumer market that includes individuals 25 years of age or older with annual household incomes of $25,000 or more; college students; college-bound junior high and high school students; and children 6-12 years of age residing in households with annual incomes at or above the national median. Of these tens of millions of individuals, only a minority currently use organizers.

     In addition, we believe that expansion into related, non-organizer/planner products that provide other ways for people to become better organized offers Day Runner an opportunity to reach consumers who are not ready for an organizer or planner and to market additional Day Runner branded products to consumers who already use a Day Runner organizer or planner.

     INDUSTRIES MARKETING SIMILAR OR SUBSTITUTE PRODUCTS. Day Runner's products have features, functions or components in common with products in several other industries. Our market overlaps to a limited extent that of companies marketing: calendars, appointment books, agendas and diaries; small leather goods, which include briefcases and folios; and training products and services designed to improve group and individual productivity and to upgrade management skills. In addition, both PIM software and electronic organizers are designed to fill many of the same needs addressed by paper-based organizers, although virtually all PIM software products provide for paper-based output and a number of such products allow users to print out pages in sizes that fit the Company's organizers.

PRODUCTS

     Day Runner's products are designed to help people become better organized. We aim our products at various segments of a broad-based consumer audience. Our goal is to provide "something for everyone" and to offer consumers in each target segment the perception of broad choice and good value for their money. Our products include:

         o  Multiple lines of paper-based organizers and planners.
         o  Refills, which include calendars and accessories.
         o  Related organizational products.

     ORGANIZERS AND PLANNERS. Our organizers and planners are available in varying systems, sizes, styles, cover materials and colors and at a broad range of price points. These loose-leaf and spiral-bound portable "books" help users keep "everything in one place." For example, in addition to the traditional planner components of appointment calendar, telephone/address section and note pad, Day Runner System organizers include, among other things, interrelated pages for managing time and information, tracking expenses, establishing goals and planning projects.

     REFILLS. The great majority of our organizers, planners and telephone/address books are refillable. Users may customize their loose-leaf organizers and planners by choosing from a variety of additional pages and accessories, ranging from Mileage Log, Strategy and Things To Do pages to Currency/Checkbook Insert, Diskette Holders and a solar powered Calculator/Ruler.

     RELATED ORGANIZATIONAL PRODUCTS. Our related organizational products include telephone/address books, traditional spiral dated goods, products for elementary and middle school children, and PIM software designed to complement our paper-based products. These products are grouped together as "other products."

     The following table sets forth, for the periods indicated, approximate Day Runner sales by product category and as a percentage of total sales.


                                Fiscal            Fiscal         Twelve Months Ended
          Products               1996              1995            June 30, 1994
          --------         ---------------   -----------------  --------------------
(Unaudited; dollars in thousands)

Organizers and planners.   $ 77,293  61.8%   $ 84,473    69.4%    $ 68,162    70.3%
Refills.................     43,473  34.7      35,240    28.9       27,264    28.1
Other ..................      4,360   3.5       2,088     1.7        1,601     1.6
                           --------  ----    --------   -----     --------  ------
Total ..................   $125,126 100.0%   $121,801   100.0%    $ 97,027  100.0%
                           ======== =====    ========   =====     ========  =====

     Covers for Day Runner's organizers, planners and paper-based related organizational products are made of leathers, vinyls and a variety of other natural and man-made materials. In addition to holding loose-leaf or spiral-bound pages, the covers of most of our organizers and planners are also designed to hold note pads and many have additional features, such as places to store pens, business and credit cards, calculators, loose papers and spare keys.

     The following table sets forth basic price and other information concerning the Company's product lines.

                                                               Current Number of                    Current
                                                 Year              Different                       Suggested
          Current Products                    Introduced     Sizes   Styles  Materials          Retail Price(s)
          ----------------                    ----------     -----   ------  ---------          ---------------
       Day Runner:
         Organizers and planners......         1982-1996       4       11           7              $18-125
         Telephone/Address Books......         FY95-FY96       7        2           2              $6.75-24
       FactCentre(TM):
         Organizers and planners......         1991-1995       3        8           6                $12-45
         Telephone/Address Books......           1995          4        1           2                $8-20
       4-1-1(TM)Student Planners........       SFY94-FY96      3        9           3                $6-27
       Looney Tunes(TM):
         Planners.....................           1996          1        3           4              $20-33.50
         Telephone/Address Books......           1996          1        1           1                 $12
       Mickey Unlimited(C):
         Sticker Books................           FY96          3        4           1             $6.50-10.50
         Sticker Diaries..............           FY96          2        2           2            $10.50-13.50
       Perennials(TM):
         Organizers and planners......           1995          3        3           2              $20-33.50
         Telephone/Address Books......           1995          1        1           1                 $16
       PRO:
         Organizers and planners......         1993-1996       5        8           4              $40-150
       Refills (which include calendars and
         accessories).................          1981-96      ...      ...         ...              $0.75-30
       Spiral Dated Goods.............           1996          8        8           2             $4.30-33.35
         Day Runner Planner for Windows(R)       FY96        ...      ...         ...                 $75


     Day Runner is a registered trademark, and FactCentre, Perennials, PRO Business System, Slimline and 4-1-1 are trademarks of Day Runner, Inc. LOONEY TUNES, characters, names and all related indicia are trademarks of Warner Bros.
(C)Disney. VELCRO is a registered trademark of VELCRO, USA, Inc. Windows is a registered trademark of Microsoft Corporation

PRODUCT DEVELOPMENT

     Day Runner's product development programs emphasize (i) identifying unmet consumer needs and developing organizers, planners and related organizational products to meet those needs; (ii) extending its existing product lines through additional sizes, styles and materials; and (iii) augmenting the selection of refills and accessories available for its product lines.

     In addition, we monitor our existing products for continued viability, needed enhancements, improvements in quality and potential reductions in cost. With the exception of our software product and the calculators we include in certain of our products and sell as accessories, all of our current products have been developed internally, and products developed internally accounted for substantially all of Day Runner's fiscal 1996 sales.

     Since the introduction of the first Day Runner System organizer in 1982, we have transformed this single product into a broad line, which currently includes three sizes and six styles, each of which is available in up to eight different cover materials. The Entrepreneur Edition of the Day Runner System, for example, has 8" x 11" pages and is available in three styles: "notebook" with a snap closure; "notebook" with a VELCRO flap closure; and "attache" with a full-zippered closure, a larger ring and slide up handles.

     In 1991, as part of our strategy of offering products aimed at more cost-conscious consumers, we introduced the FactCentre Personal Organizer. The FactCentre line now includes organizers, planners and telephone/address books.

     In 1993, we introduced the first products in our PRO line. PRO Business System organizers are aimed at people seeking a sophisticated but easy-to-use organizing system that is designed specifically for business and professional use. We have substantially broadened this product line since its introduction with additional book styles and sizes as well as refills and accessories. In fiscal 1996, we added a simplified "Slimline" version and since year-end have introduced PRO 4, a compact model, along with appropriately sized refills.

     In fiscal 1994, we began shipping 4-1-1 Student Planners, a line aimed at middle school, high school and college students. 4-1-1 products were developed based on research into the needs and requirements of young people and are marketed primarily for sale during the back-to-school consumer buying season. Day Runner updates this product line with new cover materials and models each year and in fiscal 1996 introduced a College Edition.

     In fiscal 1995, we added telephone/address books to our Day Runner and FactCentre lines and launched Perennials, a line of organizers, planners and telephone/address books with pages featuring a floral design. Perennials is aimed primarily at young women shopping in mass market outlets.

     In fiscal 1996, we launched our first licensed products: a line of planners and telephone/address books featuring Warner Bros. Looney Tunes cartoon characters; and a line of "sticker books" and "sticker diaries" developed and marketed under the Mickey Unlimited brand of Disney Enterprises. The Mickey Unlimited Sticker Books and Diaries incorporate colorful stickers to make planning and diary-keeping fun.

     In fiscal 1996, we also introduced a line of spiral dated goods designed for consumers who prefer traditional planning tools.

     Developed under our direction, Day Runner Planner for Windows software simulates the paper-based Day Runner System. Our computer paper refills allow users of Day Runner Planner for Windows and a number of other software programs to print their computerized information on paper that looks like Day Runner System or PRO Business System pages and carry it with them in their organizers. Day Runner plans to introduce a version of this product designed for Windows 95 during fiscal 1997.

SALES AND DISTRIBUTION

     We market our products to customers through our own sales force, through manufacturers' representatives and, in certain markets outside the U.S., through independent distributors. Our primary channels of distribution are office products and the mass market.

     Day Runner's products are carried by more than 20,000 retail stores across the U.S. Our sales policies encourage smaller customers to purchase through wholesalers. In fiscal 1996, we shipped directly to approximately 11,500 retail locations, to distribution centers serving approximately 6,100 retail locations and to approximately 200 wholesalers.

     During fiscal 1996, Day Runner sold products to approximately 730 different customers, compared with approximately 785 in fiscal 1995. Our major customers in each of our primary domestic channels include: office products superstores Office Depot, Inc., OfficeMax, Inc. and Staples, Inc.; office products national wholesalers United Stationers Supply Co. and S.P. Richards Company; office products dealer McWhorter Stationers Company, Inc.; and mass market retailers Wal-Mart, Kmart and Target. The only customers accounting for 10% or more of the Company's fiscal 1996 sales were Wal-Mart Stores, Inc. and its affiliates, including SAM'S Clubs; Office Depot, Inc. and its affiliates; and OfficeMax, Inc. and its affiliates. These customers accounted for 16.7%, 14.8% and 11.7%, respectively, of fiscal 1996 sales. Including their affiliates, the top five customers of the Company accounted for an aggregate of 59.1% of fiscal 1996 sales.

     The following table sets forth, for the periods indicated, approximate Day Runner sales by distribution channel and as a percentage of total sales.


                                Fiscal            Fiscal         Twelve Months Ended
    Distribution Channel         1996              1995             June 30, 1994
    --------------------   ---------------   -----------------  --------------------
(Unaudited; dollars in thousands)

Office products channel.   $ 62,381  49.8%   $ 56,717    46.6%    $ 52,843    54.5%
Mass market.............     46,804  37.4      50,699    41.6       31,096    32.1
Foreign customers.......      6,346   5.1       4,170     3.4        3,733     3.8
Other channels..........      9,595   7.7      10,215     8.4        9,355     9.6
                           -------- -----    --------  ------     --------  ------
      Total.............   $125,126 100.0%   $121,801   100.0%    $ 97,027   100.0%
                           ======== =====    ========   =====     ========   =====

     OFFICE PRODUCTS CHANNEL. Since 1987, Day Runner products have been broadly distributed through the office products channel.

                     OFFICE PRODUCTS SUPERSTORES. Since their emergence in 1986, office products superstores offering discount prices in a warehouse atmosphere have become a major factor in office products distribution. Our products are carried by all the leading superstores, including Office Depot, Inc., OfficeMax, Inc. and Staples, Inc.

                     OFFICE PRODUCTS WHOLESALERS. Day Runner products are currently distributed by most local and regional office products wholesalers and by both national wholesalers, S.P. Richards Company and United Stationers Supply Co., which reach office products consumers through dealers nationwide.

                     OFFICE PRODUCTS DEALERS. Our products are also distributed through traditional office products dealers, which buy directly from manufacturers and indirectly through wholesalers. These customers include both storefront dealers and contract stationers (also known as commercial dealers) that specialize in selling to larger businesses through catalogs and their direct sales forces.

     MASS MARKET. Discount chains addressing the mass market have become an increasingly important factor in the distribution of a wide variety of consumer goods. Day Runner products are distributed through a number of mass market retailers, including: Kmart, Target and Wal-Mart; the major wholesale clubs, PriceCostco and SAM'S Clubs; a number of discount drug chains; and a variety of other mass market resellers.

     FOREIGN CUSTOMERS. Day Runner products are marketed internationally through Day Runner Hong Kong Limited and Day Runner International Limited, the Company's wholly owned Hong Kong and UK subsidiaries, independent foreign distributors and its own sales force. The United Kingdom and key markets on the European continent are served by Day Runner International; Asian and Pacific Rim markets are served by Day Runner Hong Kong Limited; and foreign markets in the Americas are served through independent foreign distributors and by Day Runner's U.S.-based sales force.

     OTHER CHANNELS. The Company also distributes its products through a number of additional channels, including book, department, gift, leather and luggage and stationery stores and other specialty retailers. Since March 1989, Day Runner has held a General Services Administration ("GSA") contract, which extends through February 1997 and which allows the Company to market certain of its products to the executive branch of the U.S. Government.

MARKETING

     We market our products to consumers to increase awareness of the Day Runner brand names and of specific products, to communicate the benefits of our products and to create and reinforce an image that our products enable the user to manage time and personal resources more effectively. We position Day Runner to our distribution channels as the leader in the retail organizer market and the logical source for organizers, planners and related organizational products at a wide range of price points and appropriate for a wide range of broad consumer markets.

     ADVERTISING. Day Runner participates with customers in co-op advertising and advertises from time to time in certain wholesale flyers and in trade publications. In addition, from time to time, we conduct consumer advertising campaigns. Media used in such campaigns have included cable and broadcast television, business and lifestyle magazines and national and regional newspapers.

     PROMOTIONAL PROGRAMS. Day Runner offers special promotional and incentive programs as part of our introduction of new products and to build sales at specific times of the year; conducts promotions designed to build awareness, expand distribution and increase sales of specific products; and conducts sales incentive programs for wholesalers, dealers and manufacturers' representatives.

     SALES SUPPORT. We support our sales force and manufacturers' representatives with a variety of sales tools, including catalogs and presentation materials. We support our dealers with point-of-sale materials developed based upon research and intended to build brand name awareness and increase sales. Day Runner displays are designed to be easy for consumers to shop and for store personnel to refill. Our packaging is designed to help consumers choose the right product and make the decision to buy.

     TRADE SHOWS. Day Runner exhibits or is represented by manufacturers' representatives in a number of national and regional trade shows aimed at office products, mass market and other customers.

     MARKET RESEARCH. We regularly conduct market research and test product concepts and prototypes through the use of focus groups and other consumer research. In addition, we maintain a database containing information on users who have mailed in the Welcome Cards included in many of our products.

     USER SUPPORT. We estimate that Day Runner has sold approximately 27 million organizers and planners. To encourage our current users to continue to purchase and recommend our products and their refills, we provide a toll-free consumer hotline that consumers may call for referral to conveniently located dealers or dealers that carry specific refills or accessories, for customer service, to contribute suggestions and to purchase products directly from Day Runner. We make such sales primarily as a service to our users and charge consumers full suggested retail price plus handling and shipping.

     Although Day Runner products require no special training, we provide a free user's guide in each of our two most sophisticated organizers. Each Day Runner System and PRO Business System organizer includes an "Owner's Manual." Each of these booklets includes illustrations showing effective use of the system and of specific pages as well as tips on time management, project management and organization. In addition, through independent certified trainers, we offer to organizations and groups our PROductivity Personalized Time Management training programs, which teach the fundamentals of time management using the PRO Business System.

MANUFACTURING

     Day Runner's manufacturing strategy combines limited internal manufacturing, consisting of heat-sealing binders, sewing binders and the assembly of finished products, with the domestic and foreign subcontracting of product components and finished goods. Our policy is to develop and maintain at least two sources for key raw materials, product components and the finished products we subcontract. Although we rely on foreign subcontractors for adequate capacity, we have the ability to act as our own second or third source for the manufacture of our loose-leaf binders and for the final assembly of many of our products. This provides a certain degree of protection against vendor problems and, under certain conditions, allows us to respond to higher than anticipated demand and improve turn-around time.

     INTERNAL MANUFACTURING. We manufacture a portion of our binders in our Fullerton, California facility and at Day Runner de Mexico, S.A. de D.V., our wholly owned manufacturing subsidiary located in Tijuana, and assemble a portion of our finished products in our Fullerton facility.

     PURCHASED COMPONENTS. In addition to vinyl and leather raw materials, we purchase from suppliers certain major product components, including printed pages, loose-leaf rings, pens, software disks containing our PIM software, electronic components and certain accessories. With few exceptions, these items are manufactured by a variety of outside contractors and are available both domestically and overseas.

     SUBCONTRACTED FINISHED GOODS. We subcontract the manufacture and assembly of a portion of our finished products, including the great majority of our lower priced organizers, planners and related products. Day Runner Hong Kong Limited acts as our liaison with our Asian suppliers.

COMPETITION

     The paper-based organizer industry is becoming increasingly competitive and is subject to rapid change. Day Runner competes directly with other companies marketing paper-based organizers to consumers through retail channels. We also compete for the same target market with companies marketing stand-alone organizer products and/or organizers coupled with time management training via direct sales to individuals and to organizations. Our competitors include companies marketing substitutes for paper-based organizer and planner products, such as electronic organizers, PIM software and traditional dated goods. Certain of our competitors have greater name recognition and/or financial, product development, technical, manufacturing and/or marketing resources than Day Runner.

     Day Runner believes the current principal competitive factors in the paper-based retail organizer industry are distribution breadth, depth and strength; brand name recognition; size and loyalty of user base; product function, design, perceived quality and value; marketing capability; breadth of product lines; financial resources; customer service; product development capability; manufacturing/sourcing expertise; and price. We believe that the principal competitive factors in the related product categories we have entered to date are similar to those in the paper-based organizer industry. Although a number of our competitors have greater financial resources than Day Runner, we believe that we compete well against our current direct competition on each of the other principal competitive factors and against certain of our current direct competition with respect to our financial strength.

     Day Runner believes that we have a number of advantages over certain of our competitors. Our products occupy significant shelf space in the office products and mass market channels. Our leadership position in the retail market, brand name recognition, broad product lines, marketing expertise, manufacturing/sourcing skill, large user base and the appeal of our products to consumers have been competitive advantages for us in these channels and in certain other channels. There can be no assurance, however, that we will be able to maintain or continue to benefit from our competitive advantages or that the competitive environment will not change to our detriment.

EMPLOYEES

     At August 23, 1996, Day Runner had 823 full-time employees, including 60 in sales; 23 in marketing; 93 in executive, finance and administration; 23 in product development; and 624 in manufacturing operations and distribution. None of our employees is represented by a labor union, and we have experienced no labor-related work stoppages.

PATENTS, COPYRIGHTS AND TRADEMARKS

     Day Runner relies upon, among other things, a combination of copyright, patent and trademark laws to protect our rights to certain aspects of our products. There can be no assurance, however, that the steps taken by Day Runner to protect our proprietary rights will be adequate to prevent imitation of our products or independent development by others of similar products.

     Day Runner holds seven United States patents, and has applied for several foreign patents. The patents we hold are related to improvements in the structure of and devices associated with our loose-leaf binders, and we do not believe that any of these patents are material to our business. We have also been issued United States copyright registrations covering the text and the compilation and editing of data in certain of our material products. Day Runner holds United States trademark registrations for "Day Runner," "Running Mate," "MEMO-RY" and the Day Runner logo and we have obtained certain state and foreign registrations for certain of our trademarks.

Item 2.      PROPERTIES.

     Day Runner's principal facility is located in an approximately 221,000 square-foot building in Fullerton, California, of which 135,500 square feet are occupied under a lease expiring in 2001 and 85,500 square feet are occupied under a lease expiring in 1997. The leases include multiple, successive renewal options that, if exercised in full, would extend the lease terms to expire in 2011. The Company's headquarters occupy approximately 21,300 square feet in Irvine, California under a lease that expires in August 2001. The Company's LaVergne, Tennessee distribution facility occupies an approximately 35,520 square foot facility under a lease expiring as of the commencement date of a lease of a new facility in La Vergne, Tennessee currently under construction; the Company's Mexican subsidiary occupies an approximately 22,450-square foot facility under a month-to-month agreement and a 15,000 square foot facility under a lease expiring in July 1997; the Company's United Kingdom subsidiary occupies an approximately 1,500-square foot facility under a lease expiring in December 1996; and the Company's Hong Kong subsidiary occupies an approximately 1,188 square foot facility under a lease expiring in May 1998. The Company has entered into a lease agreement dated July 31, 1996 under which it has agreed to lease a 101,200 square foot distribution facility to be constructed in La Vergne, Tennessee. The lease of the Company's current facility in La Vergne will be terminated concurrently with the commencement of the lease of the new facility. The Company believes it has sufficient space in its facilities or will be able to lease additional space on acceptable terms to meet its needs for the foreseeable future.

Item 3.      LEGAL PROCEEDINGS.

             Inapplicable.

                                     PART II

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             Inapplicable.

Item 5.      MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
             MATTERS.

     Day Runner's Common Stock is traded over-the-counter on The Nasdaq Stock Market under the symbol "DAYR". The table below shows the high and low closing sales prices for the Common Stock as reported on The Nasdaq Stock Market for the fiscal years ended June 30, 1996 and 1995. As of September 16, 1996, there were 195 recordholders of the Company's Common Stock based on information provided by the Company's transfer agent.

                                    Fiscal Year              Fiscal Year
                                      1996                     1995
                                ----------------        -----------------
             Quarter             High       Low          High         Low
             -------             ----       ---          ----         ---

             First              $ 20       $16-3/8        $22-1/8     $17-1/4
             Second               34-1/2    19-1/4         21          13-3/4
             Third                33-1/2    23-5/8         14-1/2      12-3/8
             Fourth               31-1/4    24-3/4         18-1/4      13-1/8

     The Company has never paid cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of its business, and therefore the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Certain financial covenants in the Company's bank line of credit agreement restrict the Company's ability to pay cash dividends in excess of $200,000.

Item 6.      SELECTED FINANCIAL DATA.

     The selected consolidated income statement data for the fiscal year ended June 30, 1996 and 1995, the short fiscal year ended June 30, 1994 and the year ended December 31, 1993 and the consolidated balance sheet data at June 30, 1996 and 1995 are derived from, and are qualified in their entirety by reference to, the Company's audited consolidated financial statements and notes thereto included elsewhere in this Annual Report that have been audited by Deloitte & Touche LLP, independent auditors, as indicated in this report, which is also included elsewhere in this Annual Report. Information for the twelve months ended June 30, 1994 is unaudited, and in the opinion of the Company's management, the accounting principles used to prepare the unaudited financial information are consistent with those used to prepare the audited financial statements. The selected consolidated income statement data for the years ended December 31, 1992 and 1991 and the consolidated balance sheet data at June 30, 1994 and December 31, 1993 and 1992 are derived from audited consolidated financial statements of the Company that are not included herein.

Consolidated Income Statement Data:
     (In thousands, except per share data)

                                                           Twelve Months       Short
                                    Fiscal      Fiscal         Ended        Fiscal Year       Years Ended December 31,
                                     1996        1995      June 30, 1994(1)    1994           1993       1992        1991
                                     ----        ----      -------------       ----           ----       ----        ----

Sales...........................   $125,126    $121,801      $ 97,027       $ 43,160      $ 81,892      $71,241     $53,160
Cost of goods sold..............    60,600      62,175         50,405         22,981        41,699       35,512      24,933
                                   -------     -------       --------       --------      --------      -------     -------
Gross profit....................    64,526      59,626         46,622         20,179        40,193       35,729      28,227
                                   -------     -------       --------       --------      --------      -------     -------
Operating expenses:
   Selling, marketing and
    distribution................    29,198      32,154         25,180         12,156        21,786       20,125      15,883
   General and administrative...    16,376      13,792         11,400          5,686         9,479        7,826       6,183
                                   -------     -------       --------       --------      --------      -------     -------
   Total operating expenses.....    45,574      45,946         36,580         17,842        31,265       27,951      22,066
                                   -------     -------       --------       --------      --------      -------     -------
Income from operations..........    18,952      13,680         10,042          2,337         8,928        7,778       6,161
Net interest (income) expense...      (706)       (161)           (88)           (91)                       229         493
                                   -------     -------       --------       --------      --------      -------     -------
Income before provision for
   income taxes, extraordinary
   item and cumulative effect of
   accounting change............    19,658      13,841         10,130          2,428         8,928        7,549       5,668
Provision for income taxes......     7,840       5,863          4,196          1,061         3,638        3,096       2,376
                                   -------     -------       --------       --------      --------      -------     -------
Income before extraordinary item
   and cumulative effect of
   accounting change............    11,818       7,978          5,934          1,367         5,290        4,453       3,292
Extraordinary item litigation
    settlement - net............                                  718            718
Cumulative effect of change in
   accounting for income taxes..                                                               350
Net income......................   $11,818     $ 7,978       $  6,652       $  2,085      $  5,640      $ 4,453     $ 3,292
                                   =======     =======       ========       ========      ========      =======     =======
Earnings per common and common
   equivalent share:
   Income before extraordinary
    item and cumulative effect of
    accounting change............  $   1.79    $   1.25      $   0.96       $    0.22     $    0.87     $  0.77     $   0.72
    Extraordinary item...........                                0.12            0.11
   Cumulative effect of change in
    accounting for income taxes..                                                              0.06
                                   -------     -------       --------       ---------     ---------     -------     --------
Net earnings per share...........  $   1.79    $   1.25      $   1.08       $    0.33     $    0.93     $  0.77     $   0.72
                                   ========    ========      ========       =========     =========     =======     ========
Weighted average number of
   common and common
   equivalent shares.............     6,602       6,374         6,185           6,308         6,065       5,799        4,852
                                    =======     =======      ========        ========      ========      ======      =======

(1) Information for the twelve months ended June 30, 1994 is provided on an unaudited basis for comparison purposes only.



Consolidated Balance Sheet Data:
   (In thousands)

                                            June 30,                                  December 31,
                              ---------------------------------------     -----------------------------
                                  1996          1995         1994              1993               1992
                              ----------    ---------     -----------     -------------      ----------

Working capital.............  $  51,653     $  38,260     $ 30,581          $  28,190          $ 22,875
Total assets................     77,931        63,650       50,769             49,103            35,955
Short-term debt.............                      152          200                224               499
Long-term liabilities.......                       12          141                223                96
Stockholders' equity........     59,498        44,787       35,786             32,712            25,686

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report. Historical results and percentage relationships among any amounts included in the Consolidated Financial Statements are not necessarily indicative of trends in operating results for any future period. Effective January 1, 1994, the Company changed its fiscal year end from December 31 to June 30. The six-month period ended June 30, 1994 is therefore referred to as "fiscal 1994" or "short fiscal year 1994."

OVERVIEW

     Since the Company's introduction of the first Day Runner System organizer in 1982, the Company's revenues have been generated by increased unit sales primarily of organizers and planners and secondarily of refills. Sales increases have resulted from higher sales of existing products, new products and product line extensions. The Company focuses the great majority of its product development, sales and marketing efforts on the office products and the mass market channels. The office products channel and the mass market channel accounted for 49.8% and 37.4%, respectively, of fiscal 1996 sales.

Results of Operations

     The following tables set forth, for the periods indicated, the percentages that selected income statement items bear to sales and the percentage change in the dollar amounts of such items.

                                                                 Percentage of Sales
                                                                 -------------------
                                                                                  Twelve Months
                                                       Years Ended June 30,           Ended
                                                      1996              1995      June 30, 1994
                                                    ---------        --------     -------------
                                                                     (unaudited)

Sales........................................        100.0%           100.0%          100.0%
Cost of goods sold...........................         48.4             51.0            51.9
                                                     -----            -----           -----
Gross profit.................................         51.6             49.0            48.1
                                                     -----            -----           -----
Operating expenses:
   Selling, marketing and distribution.......         23.3             26.4            26.0
   General and administrative................         13.1             11.3            11.7
                                                     -----            -----           -----
    Total operating expenses.................         36.4             37.7            37.7
                                                     -----            -----           -----
Income from operations.......................         15.2             11.3            10.4
Net interest income..........................          0.5              0.1             0.1
                                                     -----            -----           -----
Income before provision for income taxes and
   extraordinary item........................         15.7             11.4            10.5
Provision for income taxes...................          6.3              4.8             4.3
                                                     -----            -----           -----
Income before extraordinary item.............          9.4              6.6             6.2
Extraordinary item: litigation settlement - net                                         0.7
                                                     -----            -----           -----
Net income...................................          9.4%             6.6 %           6.9%
                                                     =====            =====           =====



                                                                   Percentage Change
                                                                   -----------------
                                                       Year Ended                  Twelve Months
                                                      June 30, 1995             Ended June 30, 1994
                                                      to Year Ended               to Year Ended
                                                      June 30, 1996                June 30, 1995
                                                  --------------------        --------------------

Sales.............................................         2.7%                        25.5%
Cost of goods sold................................        (2.5)                        23.4
Gross profit......................................         8.2                         27.9
Operating expenses:
   Selling, marketing and distribution............         9.2                         27.7
   General and administrative.....................        18.7                         21.0
    Total operating expenses......................        (0.8)                        25.6
Income from operations............................        38.5                         36.2
Net interest income...............................       338.5                         83.0
Income before provision for income taxes and
   extraordinary item.............................        42.0                         36.6
Provision for income taxes........................        33.7                         39.7
Income before extraordinary item..................        48.1                         34.4
Extraordinary item: litigation settlement - net...                                   (100.0)
Net income........................................        48.1                         19.9

Fiscal Year Ended June 30, 1996 Compared with  Fiscal Year Ended June 30, 1995

     SALES. Sales consist of revenues from gross product shipments net of allowances for returns, rebates and credits. In fiscal 1996, sales increased by $3,325,000, or 2.7%, compared with fiscal 1995 primarily because of higher average selling prices of refills and secondarily because of increased unit sales of refills. Product sales were primarily to the office products channel and secondarily to mass market customers. Sales to the office products channel grew by $5,664,000, or 10.0%. Sales to mass market customers decreased by $3,895,000, or 7.7%, primarily due to lower sales to Wal-Mart. Sales to foreign customers grew by $2,176,000, or 52.2%, and sales to miscellaneous customers grouped together as "other," decreased by $620,000, or 6.1%. Sales of refills grew by $8,233,000, or 23.4%. Sales of organizers and planners decreased during the year by $7,180,000, or 8.5%, which decrease was related primarily to the lower sales to Wal-Mart. Sales of products grouped together as "other" increased by $2,272,000, or 108.8%, primarily because of higher sales of telephone/address books.

     GROSS PROFIT. Gross profit is sales less cost of goods sold, which is comprised of materials, labor and manufacturing overhead. Gross profit may be affected by, among other things, product mix, production levels, changes in vendor and customer prices and discounts, sales volume and growth rate, purchasing and manufacturing efficiencies, tariffs, duties and inventory carrying costs. Gross profit as a percentage of sales increased to 51.6% for fiscal 1996 from 49.0% for fiscal 1995 primarily because of increased purchasing and manufacturing efficiencies.

     OPERATING EXPENSES. Total operating expenses decreased by $372,000, or 0.8%, for fiscal 1996 compared with fiscal 1995, and decreased as a percentage of sales from 37.7% to 36.4%. Selling, marketing and distribution expenses as a percentage of sales decreased from 26.4% to 23.3% primarily because of lower advertising and promotion expenses and secondarily because of lower commissions. General and administrative expenses as a percentage of sales increased from 11.3% to 13.1% primarily because of higher personnel costs.

     NET INTEREST INCOME. Primarily because of the Company's higher levels of cash available for short-term investment during the year, net interest income in fiscal 1996 compared with fiscal 1995 increased by $545,000 and by 0.4% as a percentage of sales.

     INCOME TAXES. Primarily as a result of the improved financial results of the Company's Hong Kong subsidiary, the Company's fiscal 1996 effective tax rate was 39.9%, compared with 42.4% for fiscal 1995. Prior to fiscal 1996, the operating losses incurred by the Company's United Kingdom and Hong Kong subsidiaries, which were formed in 1993 and 1994, respectively, and the tax treatment required for these losses had increased the Company's effective tax rate above what it otherwise would have been.

     NET INCOME. Compared with fiscal 1995, net income for fiscal 1996 increased by $3,840,000, or 48.1%.

Fiscal Year Ended June 30, 1995 Compared with the Unaudited Twelve Months Ended June 30, 1994

     SALES. In fiscal 1995, sales increased by $24,774,000, or 25.5%, compared with the twelve months ended June 30, 1994 because of increased unit sales primarily of organizers and planners and secondarily of refills. Product sales were primarily to the office products channel and secondarily to mass market customers. Sales of organizers and planners grew during the year by $16,311,000, or 23.9%, with all the Company's major product lines contributing to the growth. Sales of refills grew by $7,976,000, or 29.3%. Sales to mass market customers grew by $19,603,000, or 63.0%, and accounted for 79.1% of the sales increase during the year. Sales to the office products channel grew by $3,874,000, or 7.3%. In addition, sales to miscellaneous customers grouped together as "other," grew by $860,000, or 9.2%, primarily as a result of higher sales to U.S. Government customers, and sales to foreign customers grew by $437,000, or 11.7%.

     GROSS PROFIT. Gross profit as a percentage of sales increased to 49.0% for fiscal 1995 from 48.1% for the twelve months ended June 30, 1994 primarily because of increased purchasing and manufacturing efficiencies.

     OPERATING EXPENSES. Total operating expenses grew by $9,366,000, or 25.6%, during fiscal 1995 compared with the twelve months ended June 30, 1994, but were unchanged as a percentage of sales at 37.7%. General and administrative expenses as a percentage of sales decreased from 11.7% to 11.3%, primarily due to the Company's increased ability to absorb personnel expenses as a result of the growth in sales. Selling, marketing and distribution expenses as a percentage of sales increased from 26.0% to 26.4% primarily due to increased advertising and promotion expenses.

     NET INTEREST INCOME. Net interest income in fiscal 1995 increased by $73,000 compared with the twelve months ended June 30, 1994 and was unchanged as a percentage of sales primarily due to the Company's higher levels of cash available for short-term investments during the year.

     INCOME TAXES. Primarily as a result of operating losses incurred by the Company's United Kingdom and Hong Kong subsidiaries, which were formed in June 1993 and May 1994, respectively, and the tax treatment required for these losses, the effect of which was partially offset by the utilization of research and development tax credits, the Company's fiscal 1995 effective tax rate was 42.4%, compared with 41.4% for the twelve months ended June 30, 1994.

     NET INCOME. Net income for fiscal 1995 increased by $1,326,000, or 19.9%, compared with the twelve months ended June 30, 1994, which included a net extraordinary gain of $718,000 from the settlement of litigation. Income before the extraordinary item rose $2,044,000, or 34.4%, for fiscal 1995 compared with the twelve months ended June 30, 1994.

QUARTERLY RESULTS

     The following tables set forth selected unaudited quarterly consolidated financial data and the percentages such items represent of sales. The quarterly consolidated financial data reflect, in the opinion of Management of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.


                                                                              Quarters Ended
                                                                              --------------

                                               June 30,                March 31,           December 31,         September 30,
                                                1996                    1996                  1995                  1995
                                            -------------      -----------------      ----------------      -----------------
                                                               (In thousands, except per share amounts)

Sales...............................    $  34,156   100.0%     $  18,106   100.0%     $  40,058   100.0%    $  32,806   100.0%
Gross profit........................       17,888    52.4          9,505    52.5         20,678    51.6        16,455    50.2
Total operating expenses............       13,637    39.9          8,484    46.9         12,463    31.1        10,990    33.5
Income from operations..............        4,251    12.5          1,021     5.6          8,215    20.5         5,465    16.7
Net interest income.................          296     0.8            252     1.4            104     0.3            54     0.1
Income before provision for
   income taxes.....................        4,547    13.3          1,273     7.0          8,319    20.8         5,519    16.8
Net income..........................    $   2,978     8.7      $     745     4.1      $   4,922    12.3     $   3,173     9.7
Earnings per common and
   common equivalent share..........    $    0.45              $    0.11              $    0.75             $    0.49
Weighted average number of
   common and common equivalent
   shares...........................       6,686                   6,657                  6,584                 6,445


                                                                              Quarters Ended
                                                                              --------------

                                             June 30,                March 31,           December 31,         September 30,
                                               1995                    1995                  1994                  1994
                                            --------                ----------           -----------          -------------
                                                               (In thousands, except per share amounts)

Sales...............................    $  33,147   100.0%     $  20,422   100.0%     $  36,907   100.0%    $  31,325   100.0%
Gross profit........................       16,615    50.1         10,073    49.3         18,019    48.8        14,919    47.6
Total operating expenses............       13,265    40.0          9,259    45.3         11,989    32.5        11,433    36.5
Income from operations..............        3,350    10.1            814     4.0          6,030    16.3         3,486    11.1
Net interest (income) expense.......           45     0.2           (153)   (0.7)           (26)   (0.1)          (27)   (0.1)
Income before provision for
   income taxes.....................        3,305     9.9            967     4.7          6,056    16.4         3,513    11.2
Net income..........................    $   1,872     5.6      $     652     3.2      $   3,523     9.5     $   1,931     6.2
Earnings per common and
   common equivalent share..........    $   0.29               $     0.10             $    0.55             $    0.30
Weighted average number of
   common and common equivalent
   shares...........................        6,363                   6,309                 6,374                6,411


SEASONAL FLUCTUATIONS

     The Company has historically experienced and expects to continue to experience significant seasonal fluctuations in its sales and other financial results that it believes have resulted and will continue to result primarily from its customers' and users' buying patterns. These buying patterns have typically adversely affected orders for the Company's products in the third quarter of each fiscal year.

     Although it is difficult to predict the future seasonality of sales, the Company believes that future seasonality should be influenced at least in part by customer and user buying patterns similar to those that have historically affected the Company. Quarterly financial results are also affected by new product introductions and line extensions, the timing of large orders, changes in product sales or customer mix, vendor and customer pricing, production levels, supply and manufacturing delays and general industry and economic conditions. The seasonality of the Company's financial results and the unpredictability of the factors affecting such seasonality make the Company's quarterly and yearly financial results difficult to predict and subject to significant fluctuation.

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 1996, the Company financed its operating cash needs primarily from internally generated funds. The Company's cash and cash equivalents at June 30, 1996 increased to $19,765,000 from $4,269,000 at June 30, 1995. In fiscal
1996, net cash of $18,643,000 and $1,311,000 provided by operating and financing activities, respectively, offset net cash of $4,401,000 used in investing activities. Of the $18,643,000 net amount provided by the Company's operating activities, $11,818,000 was provided by net income, $6,543,000 was provided by a decrease in inventories and $3,606,000 was provided by an increase in accrued expenses, which amounts were partially offset by an increase of $2,884,000 in accounts receivable and an increase of $1,930,000 in income taxes receivable. Of the $1,311,000 net amount provided by the Company's financing activities, $1,475,000 was provided by the issuance of common stock. Of the $4,401,000 net amount used in the Company's investing activities, $4,393,000 was used to acquire primarily machinery and equipment and secondarily computer equipment and software.
     Accounts receivable (net) at June 30, 1996 increased by $2,068,000, or 10.7%, from the amount at June 30, 1995 primarily due to terms given to certain customers and secondarily due to the growth in sales. The average collection period of accounts receivable at June 30, 1996 increased to 43 days from 42 days at June 30, 1995.

     Inventories decreased by $6,569,000, or 24.7%, from the June 30, 1995 amount primarily because of better control and management of inventory levels.

     At June 30, 1996, Day Runner had no borrowings under its $5,000,000 bank line of credit but had used the line of credit to secure outstanding letters of credit of approximately $1,000,000, which reduced the availability under the line of credit to approximately $4,000,000. Borrowings under the line of credit bear interest at either the bank's prime rate or LIBOR plus 1.75%, at the Company's election, and are due and payable on October 1, 1996. (See Note 3 to Consolidated Financial Statements.) The Company is currently negotiating its line of credit and expects that it will be able to renew it for one year on terms no less favorable that those of its current credit line.

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

     The Company believes that cash flow from operations, vendor credit, its existing working capital and its bank line of credit will be sufficient to satisfy the Company's anticipated cash requirements at least through fiscal 1997. Nonetheless, the Company may seek additional sources of capital as necessary or appropriate to finance acquisitions or to otherwise finance the Company's growth or operations; however, there can be no assurance that such funds if needed will be available on favorable terms, if at all.

FORWARD LOOKING STATEMENTS

     With the exception of the actual reported financial results and other historical information, the statements made in the Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties that could affect actual future results. Such risks and uncertainties include, but are not limited to: timing and size of orders from large customers, timing and size of orders for new products, competition, large customers' inventory management, general economic conditions, the health of the retail environment, supply constraints, supplier performance and other risks indicated in the Company's filings with the Securities and Exchange Commission.

EFFECTS OF INFLATION

     The Company believes that inflation has not had a material effect on its operations.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See  the  Consolidated   Financial   Statements  of  the  Company  and  its
subsidiaries included herein and listed in Item 14(a) of this Annual Report.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.

             Inapplicable.

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of the Company and their ages are as follows:

Name                                        Age                          Title
- ----                                        ---                          -----

Mark A. Vidovich                            46            Chairman of the Board, Chief Executive Officer
                                                            and Director
James E. Freeman, Jr.                       49            President and Chief Operating Officer
Dennis K. Marquardt                         53            Executive Vice President, Finance &
                                                           Administration, Chief Financial Officer
                                                           and Corporate Secretary
Dennis G. Baglama                           43            Vice President, Sales
Ronald M. Bianco                            49            Vice President, Product Development
Lee R. Coffey                               60            Vice President, Human Resources
John P. Kirkland                            52            Vice President, Operations, North America
Stan Littley                                37            Vice President, International Sales
Judy Tucker                                 50            Vice President, Corporate Development
Richard J. Whatley                          52            Vice President, Chief Information Officer
James P. Higgins                            47            Director
Jill Tate Higgins                           40            Director
Charles Miller                              54            Director
Alan R. Rachlin                             45            Director
Boyd I. Willat                              53            Director
Felice Willat                               52            Director

     Each of the Company's directors is elected at the annual meeting of stockholders and serves until the next annual meeting and until his or her successor is elected and qualified, or until his or her earlier death, resignation or removal. Officers are appointed by and serve at the discretion of the Board of Directors. The Company pays each non-employee director an annual fee of $10,000, payable quarterly, plus $750 and expenses for each Board meeting attended. The Company pays each member of the Compensation and Audit Committees an annual fee of $8,000 ($12,000 for the Chairperson of each such Committee), payable quarterly, plus $750 and expenses for each Committee meeting attended.

     Mr. Vidovich joined the Company as Chief Executive Officer and a director in April 1986 and assumed the additional position of Chairman of the Board in March 1990.

     Mr. Freeman joined the Company as Chief Operating Officer in March 1993 and assumed the additional position of President in May 1995. From August 1992 until March 1993, Mr. Freeman was employed as a consultant by New Product Insights, an Overland Park, Kansas-based marketing consulting firm. From 1986 until July 1992, he served as President, Chief Operating Officer and a director of Stuart Hall Company, Inc., a Kansas City, Missouri-based manufacturer of office and school supplies.

     Mr. Marquardt joined the Company in April 1986 and has served as its Chief Financial Officer since that time. He also served as Vice President, Finance of the Company from April 1986 until March 1990 and as Executive Vice President, Finance & Operations from March 1990 until April 1993 when he was appointed Executive Vice President, Finance & Administration.

     Mr. Baglama joined the Company as National Sales Manager in January 1985, became National Sales Director in June 1987 and was appointed Vice President, Sales in December 1990.

     Mr. Bianco joined the Company in June 1985 and held various non-officer positions until his appointment as Vice President, Product Development in December 1990.

     Mr.  Coffey  joined the  Company as Senior  Director,  Human  Resources  in
January 1992 and became Vice President, Human Resources in January 1994. From January 1991 until joining the Company, he served as Vice President of Richard
E. Nosky & Associates, a Phoenix, Arizona-based executive search and management consulting firm.

     Mr. Kirkland joined the Company as Director, Customer Service & Distribution in February 1991 and became Senior Director, Customer Service &
Distribution in February 1992. He became Vice President, Customer Service & Distribution in April 1993 and was appointed Vice President, Operations, North America in March 1996.

     Mr. Littley joined the Company in January 1986 and held various non-officer sales positions until his appointment as Vice President, International Sales in March 1996.

     Ms.  Tucker  joined  the  Company  in  September   1990  and  held  various
non-officer positions until her appointment as Vice President, Corporate Development in March 1994.

     Mr. Whatley joined the Company as Senior Director, Information Services in December 1993 and became Vice President, Chief Information Officer in February 1995. He served as Vice President, Information Services of Authentic Fitness Corporation, an apparel manufacturer, from October 1993 until joining the Company, and of Taren Holdings, Inc., an apparel manufacturer, from December 1991 until its acquisition by Authentic Fitness Corporation in October 1993.

     Mr. Higgins has been a director since February 1987. Since 1984, Mr. Higgins has been President and Chairman of the Board of Higgins Management Company, a financial consulting firm. Mr. Higgins is the husband of Ms. Higgins.

     Ms. Higgins has been a director since June 1986. Ms. Higgins is a private investor and is the wife of Mr. Higgins.

     Mr. Miller has been a director since August 1986. Mr. Miller is a private investor.

     Mr. Rachlin has been a director since August 1987. In November 1994, Mr. Rachlin became Chief Executive Officer and President of Pate's Realm, Inc., a software developer. From November 1992 until November 1994, Mr. Rachlin was a business consultant. From May 1987 until October 1992, Mr. Rachlin held various executive management positions at Government Technology Services, Inc., a reseller of computer products to the government market, and most recently served as its Executive Vice President--Strategic Development and General Counsel.

     Mr. Willat is a co-founder of the Company, has been a director since its incorporation and served as Chairman of the Board from May 1981 until August 1988. Mr. Willat has served as President and Chief Executive Officer of Willat Writing Instruments, a pen manufacturer, since June 1988, and he has served as President of Isola Bella, Inc., a real estate development company, since June 1987. Mr. Willat is the husband of Ms. Willat.

     Ms. Willat is a co-founder of the Company and has been a director since October 1980. She served as President from 1981 until June 1990 and as Vice President, Consumer Affairs from June 1990 until July 1993 when she became Director, Consumer Affairs. Ms. Willat is the wife of Mr. Willat.

Item 11.     EXECUTIVE COMPENSATION.

Summary Compensation Table

     The following table sets forth certain information concerning compensation paid or accrued for the years indicated below by the Company and its subsidiaries to or on behalf of the Company's Chief Executive Officer and each of the four other most highly compensated executive officers for the fiscal year ended June 30, 1996:

                                                     Annual Compensation             Long-Term
                                                     --------------------           Compensation
          Name and                                                                     Awards           All Other
     Principal Position        Year(1)           Salary($)(2)     Bonus($)(3)        Options(#)     Compensation($)(4)
     ------------------        -------           ------------     -----------        ----------     ------------------

Mark A. Vidovich               1996              $300,000          $285,480           75,875            $2,966
Chief Executive Officer and    1995               200,000           122,000           50,000             3,000
  Chairman of the Board        1994               100,000            83,072          100,000             1,746

James E. Freeman, Jr.          1996               250,000           230,100           50,000             2,570
President and                  1995               175,000           103,250           25,000             2,625
  Chief Operating Officer      1994                87,500            64,147           50,000               547

Dennis K. Marquardt            1996               150,000           131,040           10,000             2,310
Executive Vice President,      1995               150,000            84,000           10,000             2,250
  Finance & Administration     1994                75,000            49,984           10,000             1,791
  and Chief Financial Officer

Dennis G. Baglama              1996               132,000           111,197           10,000             1,569
Vice President, Sales          1995               132,000            71,200            5,000             1,980
                               1994                66,000            33,930           10,000               363

Ronald M. Bianco               1996               132,000           111,197           10,000             2,358
Vice President,                1995               125,000            52,188            5,000             1,875
  Product Development          1994                62,500            24,841           10,000             1,363


- -------------------------------

     (1) The years 1996 and 1995 refer to the twelve months ended June 30, 1996 and 1995, respectively, and the year 1994 refers to the six months ended June 30, 1994.

     (2) Includes amounts, if any, deferred by the named officer under the Company's 401(k) Plan.

     (3) Bonuses were based on the Company's financial performance and, except for discretionary bonuses in the amounts of $25,000, $15,000 and $10,000 included in the amounts shown for 1994 with respect to Messrs. Vidovich, Freeman and Marquardt, respectively, were paid under the Company's Officer Bonus Plan.

     (4) All amounts shown represent Company matching contributions allocated under the Company's 401(k) Plan to the accounts of the named officers.

Option Grants in Fiscal Year 1996

         The following table sets forth certain information concerning stock option grants in the fiscal year ended June 30, 1996 to the executive officers named in the Summary Compensation Table:

                                                                                                    Potential
                                                                                                Realizable Value
                                                     Individual Grants                             at Assumed
                                                % of Total                                        Annual Rates
                                                  Options                                        of  Stock Price
                                                Granted to     Exercise                           Appreciation
                                Options          Employees       Price     Expiration          for Option Term(3)
       Name                  Granted (#)(1)    in FY 1996(2)   ($/Share)       Date           5% ($)        10% ($)
       ----                  --------------    -------------   ---------   ----------       -----------  ----------

Mark A. Vidovich                75,875             45.1%        $16.75      08/08/05         $799,266    $2,025,498
James E. Freeman, Jr.           50,000             29.7          16.75      08/08/05          526,699     1,334,760
Dennis K. Marquardt             10,000              5.9          16.75      08/08/05          105,340       266,952
Dennis G. Baglama               10,000              5.9          16.75      08/08/05          105,340       266,952
Ronald M. Bianco                10,000              5.9          16.75      08/08/05          105,340       266,952
- ----------------------------------

     (1) Such options were granted under the Amended and Restated 1986 Stock Option Plan (the "1986 Plan"), vest and become exercisable in 20 equal quarterly installments over five years and were granted for terms of ten years subject to earlier termination under certain circumstances relating to termination of employment. The exercise prices of such options represent the reported closing sales price of the Company's Common Stock on The Nasdaq Stock Market on the grant date.

     (2) The Company granted options to purchase an aggregate of 168,375 shares of Common Stock under the 1986 Plan to employees in the fiscal year ended June 30, 1996.

     (3) Potential values are net of exercise price and before taxes payable in connection with the exercise of such options or the subsequent sale of shares acquired upon the exercise of such options. These values represent certain assumed rates of appreciation of the Company's Common Stock (i.e., 5% and 10% compounded annually over the term of such options) based on the SEC's rules. The actual values, if any, will depend upon, among other factors, the future performance of the Company's Common Stock, overall market conditions and the named officer's continued employment with the Company. Therefore, the potential values reflected in this table may not necessarily be achieved.

Aggregated Option Exercises in Fiscal Year 1996
  and Option Values at June 30, 1996


     The following table sets forth certain information concerning stock option exercises during the fiscal year ended June 30, 1996 and unexercised options held as of June 30, 1996 by the executive officers named in the Summary Compensation Table:

                             Shares                           Number of Shares                    Value of
                            Acquired                       Underlying Unexercised         Unexercised in-the-Money
                               on            Value           Options at 6/30/96             Options at 6/30/96(2)
       Name                Exercise(#)  Realized($)(1)  Exercisable     Unexercisable   Exercisable    Unexercisable
       ----                -----------  --------------  -----------     -------------   -----------    -------------

Mark A. Vidovich             48,500         $978,078       164,037        210,713        $2,243,071      $2,392,836
James E. Freeman, Jr.        20,000          157,500        49,250        118,750           589,594       1,291,406
Dennis K. Marquardt          18,000          314,820        35,575         32,525           491,784         364,178
Dennis G. Baglama            20,000          238,125         8,250         26,750           103,594         310,656
Ronald M. Bianco             10,500          182,395        24,500         25,500           340,125         292,375


- --------------------------------

(1) Such value represents the difference between the market value of the shares acquired upon exercise of such options (calculated using the closing sales price of the Company's Common Stock on the date of exercise as reported on The Nasdaq Stock Market) and the exercise price of such options.

(2) Such value represents the difference between the market value of the shares underlying such "in-the-money" options (calculated using the closing sales price (i.e., $25.875) of the Company's Common Stock on June 30, 1996 as reported on The Nasdaq Stock Market) and the exercise price of such options.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

         OFFICER SEVERANCE PLAN

     In February 1993, the Company implemented an officer severance plan (the "Severance Plan") under which officers of the Company are entitled to receive certain severance benefits following termination of employment, if such termination is non-temporary, involuntary and without cause. In addition, if there is a "change in control" of the Company, an officer will receive benefits under the Severance Plan if such officer terminates his or her employment with the Company either for any reason within one year following the change in control or for "good reason" (which includes the assignment to the officer of duties significantly inconsistent with his or her prior position or a reduction in his or her compensation or benefits) within two years following such change in control.

     Each eligible officer is entitled to severance pay based on his or her highest annual compensation (i.e., base salary plus automobile allowance), the number of years employed by the Company and the highest office attained prior to termination. The amounts that would be payable under the Severance Plan to Messrs. Vidovich, Freeman, Marquardt, Baglama and Bianco if their employment were terminated as of September 1, 1996 and they were eligible for severance benefits under the Severance Plan would be $384,000, $192,900, $183,400, $103,500 and $103,500, respectively.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee presently consists of Jill Tate Higgins (Chairperson), Charles Miller and Alan R. Rachlin. No member of the Compensation Committee is a current or former officer or an employee of the Company or any of its subsidiaries.

     In July 1995, Mr. Rachlin entered into a two-year consulting agreement with the Company pursuant to which he agreed to perform consulting services for the Company in exchange for ten-year warrants to purchase 25,000 shares of the Company's Common Stock at $19.00 per share. The consulting agreement was approved unanimously by the Board of Directors of the Company.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of September 1, 1996 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock, (ii) each of the Company's directors, (iii) the executive officers named in the Summary Compensation Table, and (iv) all current directors and officers of the Company as a group:

Name of Beneficial Owner(1)         Shares Beneficially Owned   Percent of Class
- ---------------------------         -------------------------   ----------------

Jill Tate Higgins(2)                       1,097,540                 17.3%
10153-1/2 Riverside Drive, #598
Toluca Lake, CA  91602

William Blair & Company(3)                   756,190                 11.9
135 South LaSalle Street
Chicago, IL  60603

Mark A. Vidovich(4)(5)                       374,034                  5.7
15295 Alton Parkway
Irvine, CA   92618

Felice Willat(6)                             334,252                  5.3
15295 Alton Parkway
Irvine, CA  92618

Alan R. Rachlin(4)                           294,184                  4.5

Boyd I. Willat(7)                            228,709                  3.6

Dennis K. Marquardt(4)(8)                    158,142                  2.5

James P. Higgins(9)                           81,214                  1.3

James E. Freeman, Jr.(4)(10)                  79,800                  1.2

Ronald M. Bianco(4)                           40,716                   *

Dennis G. Baglama(4)                          14,250                   *

Charles Miller(4)                              8,000                   *

All current directors and officers
as a group (16 persons)(2)(4)(5)(6)
(7)(8)(9)(10)                              2,657,788                 38.0
- ----------------------------
  *  Less than one percent.                            (footnotes on next page)

     (1) Such persons have sole voting and investment power with respect to all shares of Common Stock shown as being beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table.

     (2) Includes 1,027,426 shares held by O.S. II, Inc., a California corporation of which Ms. Higgins, along with one of her minor children, is the sole owner. Also includes 70,114 shares held by Lakeside Enterprises, L.P., a California limited partnership of which Ms. Higgins is the general partner and a limited partner and of which O.S. II, Inc. is a limited partner. Does not include 11,100 shares beneficially owned by James P. Higgins, Ms. Higgins' husband, as to which shares Ms. Higgins disclaims beneficial ownership (see footnote 9 below).

     (3) Based on a Form 13F dated August 14, 1996, wherein William Blair & Company reported that, as an institutional investment manager, it has sole investment discretion as to such shares and sole voting authority as to 177,700 of such shares.

     (4) Includes 205,261,  190,624,  42,885,  71,750, 30,000, 14,250, 8,000 and
661,145 shares for which options or warrants beneficially owned by Messrs. Vidovich, Rachlin, Marquardt, Freeman, Bianco, Baglama and Miller and all current directors and officers as a group, respectively, are exercisable or become exercisable within 60 days after September 1, 1996.

     (5) Does not include 2,559 or 7,600 shares held by Mr. Vidovich's children and by a trustee for the benefit of Mr. Vidovich's children, respectively, as to which shares Mr. Vidovich disclaims beneficial ownership.

     (6) Includes 20,000 shares for which options held by Ms. Willat are exercisable or become exercisable within 60 days after September 1, 1996. Also includes 34,000 shares held by Mr. and Ms. Willat as trustees of trusts for the benefit of their minor children and as to which shares Mr. and Ms. Willat share voting and investment power. Does not include 194,709 shares beneficially owned by Boyd I. Willat, Ms. Willat's husband, as to which shares Ms. Willat disclaims beneficial ownership (see footnote 7 below).

     (7) Includes 25,000 shares for which warrants held by Mr. Willat are exercisable or become exercisable within 60 days after September 1, 1996. Also includes 34,000 shares held by Mr. and Ms. Willat as trustees of trusts for the benefit of their minor children and as to which shares Mr. And Ms. Willat share voting and investment power. Does not include 300,252 shares beneficially owned by Felice Willat, Mr. Willat's wife, as to which shares Mr. Willat disclaims beneficial ownership (see footnote 6 above).

     (8) Includes 7,600 shares held by Mr. Marquardt as trustee for Mr. Vidovich's children.

     (9) Includes 5,500 shares for which warrants held by Mr. Higgins are exercisable or become exercisable within 60 days after September 1, 1996. Also includes 70,114 shares held by Lakeside Enterprises, L.P., a California limited partnership of which Mr. Higgins is a limited partner in his individual capacity and as custodian for each of the six minor children of Mr. Higgins and his wife. Does not include 1,027,426 shares beneficially owned by Jill Tate Higgins, Mr. Higgins' wife, as to which shares Mr. Higgins disclaims beneficial ownership (see footnote 2 above).

     (10) Includes 2,000 shares held by Mr. Freeman's wife for the benefit of their minor children.

Item 13.     CERTAIN TRANSACTIONS.

     See Item 11 of this Annual Report entitled "Executive Compensation - Compensation Committee Interlocks and Insider Participation."

                                     PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K.

(a)          The following documents are filed as part of this Report:             Page

             1.       Consolidated Financial Statements

                      Independent Auditors' Report                                  F-1

                      Consolidated Balance Sheets at June 30, 1996 and
                      1995                                                          F-2

                      Consolidated Statements of Income for the Years Ended June
                      30, 1996 and 1995, the Six Months Ended June 30, 1994
                       and the Year Ended December 31, 1993                         F-3

                      Consolidated Statements of Stockholders' Equity for the
                      Years Ended June 30, 1996 and 1995, the Six Months Ended
                       June 30, 1994 and the Year Ended December 31, 1993           F-4

                      Consolidated Statements of Cash Flows for the Years Ended
                      June 30, 1996 and 1995, the Six Months Ended June 30, 1994
                       and the Year Ended December 31, 1993                         F-5

                      Notes to Consolidated Financial Statements                    F-6

             2.       Financial Statement Schedules

                      Independent Auditors' Report                                  S-1

                      Schedule II      -      Valuation and Qualifying Accounts     S-2



3.       List of Exhibits

         3.1      Certificate of Incorporation of the Registrant, as amended(1)

         3.2      Bylaws of the Registrant(2)

         10.1 Amended and Restated 1986 Stock Option Plan, including forms of Stock Option Agreements and Stock Purchase Agreement(3) and Amendment Nos. 1(4), 2(5), 3(5) and 4(6) thereto dated
                  July 17,  1992, February 28, 1993, May 10, 1993 and
                  May 12, 1994, respectively(7)

         10.2     1995 Stock Option Plan, including forms of Stock Option
                  Agreements(7)(8)

         10.3 Employee Stock Purchase Plan(3) and Amendment No. 1 thereto dated July 17, 1992(4)(7)

         10.4 Day Runner 401(k) Plan and Trust Agreement(3) effective as of January 1, 1991 and Amendment Nos. 1(9), 2(1) and 3(10) thereto effective January 1, 1992, January 1, 1991 and
                  January 1,  1991, respectively(7)

         10.5     1995 Officer Bonus Plan(7)(11)

         10.6     1996 Officer Bonus Plan(12) and Amendment thereto(7)

         10.7 Officer Severance Plan effective as of February 28, 1993, including form of Employment Separation Agreement(7)(9)

         10.8     Credit   Agreement  dated  as  of  May  1,  1993  between  the
                  Registrant  and  Wells  Fargo  Bank,   National   Association,
                  including  Line of Credit  Note(5),  Assumption and Consent to
                  Merger  Agreement  dated  as  of  June  30,  1993(13),   First
                  Amendment  to  Credit  Agreement  dated  as  of  December  15,
                  1993(13), Second Amendment to Credit Agreement dated as of May
                  1, 1994, including Line of Credit Note(14), Third Amendment to
                  Credit  Agreement dated as of October 1, 1994,  including Line of Credit  Note(15) and Fourth  Amendment to Credit  Agreement
                  dated as of  October  2,  1995,  including  revolving  Line of
                  Credit Note(16)

         10.9     Triple Net Lease,  as amended,  effective as of March 22, 1991 between Catellus Development Corporation and the Registrant(3)
                  and as amended by Lease Amendment dated June 29, 1992(9)

         10.10    Triple Net Lease dated July 28, 1992 between Catellus
                  Development Corporation and the Registrant(9)

         10.11 Koll Business Center Lease dated September 7, 1994 between the Registrant and Koll Alton Plaza and Aetna Life Insurance
                  Co.(1)

         10.12 Standard Commercial Lease Agreement dated as of July 31, 1996 between System Realty Nine, Inc. and the Registrant

         10.13    Form of Warrant to purchase shares of the Registrant's  Common
                  Stock  issued  to  certain   directors  and  officers  of  the
                  Registrant(3) and Schedule of Warrants(7)

         10.14    Consulting Agreement effective July 28, 1995 between the
                  Registrant and Alan R. Rachlin(7)(10)

         21.1     Subsidiaries of the Registrant(13)

         23.1     Consent of Deloitte & Touche LLP

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed or required to be filed by the Registrant during the fourth quarter of the fiscal year ended June 30, 1996.

(c)      Exhibits

         See the list of Exhibits under Item 14(a)3 of this Annual Report on Form 10-K.

(d)      Financial Statement Schedules

         See the list of Schedules under Item 14(a)2 of this Annual Report on Form 10-K.

- ------------------------

(1) Incorporated by reference to the Registrant's Transition Report on Form 10-K (File No. 0-19835) filed with the Commission on September 27, 1994.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-19835) filed with the Commission on August 5, 1993.
(3) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-45391) filed with the Commission on January 30, 1992.
(4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-53422) filed with the Commission on October 15, 1992.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (Registration No. 0-19835) filed with the Commission on August 16, 1993.
(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-84036) filed with the Commission on September 15, 1994.
(7) Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Annual Report on Form 10-K.
(8) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-80819) filed with the Commission on December 22, 1995.
(9) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19835) filed with the Commission on March 31, 1993.
(10) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19835) filed with the Commission on September 27, 1995.
(11) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on February 14, 1995.
(12) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on February 13, 1996.
(13) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19835) filed with the Commission on March 30, 1994.
(14) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on May 16, 1994.
(15) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on November 14, 1994.
(16) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on November 13, 1995.

                                                      SIGNATURE

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, California.

                                                DAY RUNNER, INC.



                                            By:  /s/  Mark A. Vidovich
                                                --------------------------
                                                  Mark A. Vidovich
                                                 Chairman of the Board and
                                                 Chief Executive Officer

Dated:   September 27, 1996

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                                           Title                                Date
           ---------                                           -----                                ----


         /s/ Mark A. Vidovich                                                                 September 27, 1996
- ----------------------------------------               Chairman of the Board and
           Mark A. Vidovich                            Chief Executive Officer
                                                       (Principal Executive Officer)

         /s/ Dennis K. Marquardt                                                              September 27, 1996
- ----------------------------------------               Executive Vice President,
           Dennis K. Marquardt                         Finance & Administration and
                                                       Chief Financial Officer
                                                       (Principal Financial Officer
                                                       and Accounting Officer)

         /s/ James P. Higgins                          Director                               September 27, 1996
- ----------------------------------------
           James P. Higgins


         /s/ Jill Tate Higgins                         Director                               September 27, 1996
- ----------------------------------------
           Jill Tate Higgins


         /s/ Charles Miller                            Director                               September 27, 1996
- ----------------------------------------
           Charles Miller



         /s/ Alan R. Rachlin                           Director                               September 27, 1996
- ----------------------------------------
           Alan R. Rachlin


         /s/ Boyd I. Willat                            Director                               September 27, 1996
- ----------------------------------------
           Boyd I. Willat


         /s/ Felice Willat                             Director                               September 27, 1996
- ----------------------------------------
           Felice Willat


                                              INDEPENDENT AUDITORS' REPORT


Day Runner, Inc.:

We have audited the accompanying consolidated balance sheets of Day Runner, Inc. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended June 30, 1996 and 1995, the six months ended June 30, 1994 and the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Day Runner, Inc. and subsidiaries as of June 30, 1996 and 1995 and the results of their operations and their cash flows for the years ended June 30, 1996 and 1995, the six months ended June 30, 1994 and the year ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.


DELOITTE & TOUCHE LLP

/s/Deloitte & Touche LLP


Long Beach, California
August  9, 1996



                                           DAY RUNNER, INC. AND SUBSIDIARIES

                                              CONSOLIDATED BALANCE SHEETS

                                                 (Dollars in thousands)

                                                         ASSETS
                                                                                        June 30,         June 30,
                                                                                          1996             1995

                                                                                       ---------         ------
Current assets:
    Cash and cash equivalents (Note 1).............................................    $ 19,765          $ 4,269
    Accounts receivable (less allowance for doubtful accounts and sales returns and other allowances of $7,374 and $7,132 at
       June 30, 1996 and 1995, respectively) (Note 3)..............................      21,441           19,373
    Inventories (Notes 1 & 3)......................................................      20,040           26,609
    Prepaid expenses and other current assets (Note 9).............................       1,710            1,686
    Income taxes receivable (Notes 1, 5 & 6).......................................       1,930
    Deferred income taxes (Notes 1 & 5)............................................       5,200            5,174
                                                                                       --------          -------
       Total current assets........................................................      70,086           57,111
                                                                                       --------          -------
Property and equipment - At cost (Notes 1 & 4)
    Machinery and equipment........................................................       6,942            4,678
    Data processing equipment and software.........................................       4,707            3,603
    Leasehold improvements.........................................................       1,514            1,246
Vehicles...........................................................................         202              233
                                                                                       --------          -------
Total  ............................................................................      13,365            9,760
    Less accumulated depreciation and amortization.................................       5,864            4,078
                                                                                       --------          -------
    Property and equipment - net...................................................       7,501            5,682
                                                                                       --------          -------
Other assets (Note 9)..............................................................         344              857
                                                                                       --------          -------
Total assets.......................................................................    $ 77,931          $63,650
                                                                                       ========          =======

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable...............................................................    $  8,063          $ 9,200
    Accrued expenses (Note 2)......................................................      10,370            7,498
    Income taxes payable (Notes 1, 5 & 6)..........................................                        2,001
    Current portion of long-term debt (Note 3).....................................                          141
    Current portion of capital lease obligations (Note 4)..........................                           11
                                                                                       --------          -------
       Total current liabilities...................................................      18,433           18,851
                                                                                       --------          -------
Long-term liabilities -
    Capital lease obligations (Note 4).............................................                           12
                                                                                                         -------
Commitments and contingencies (Notes 4, 10 & 11)
Stockholders' equity (Notes 6, 7 & 8):
    Preferred stock (1,000,000 shares authorized; $0.001 par value, no shares issued or outstanding)
    Common stock (14,000,000 shares authorized;  $0.001 par value; 6,304,771 and
       6,125,797 shares issued and outstanding at June 30, 1996 and 1995,
       respectively)...............................................................           6                6
    Additional paid-in capital.....................................................      22,869           19,942
    Retained earnings..............................................................      36,620           24,802
    Cumulative translation adjustment (Note 1).....................................           3               37
                                                                                       --------          -------
       Total stockholders' equity..................................................      59,498           44,787
                                                                                       --------          -------
Total liabilities and stockholders' equity.........................................    $ 77,931          $63,650
                                                                                       ========          =======

     See accompanying notes to consolidated financial statements.

                                       F-2



                                           DAY RUNNER, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF INCOME

                                        (In thousands, except per share amounts)

                                                                     Years Ended          Six Months        Year Ended
                                                                      June 30,          Ended June 30,     December 31,
                                                                  1996        1995          1994              1993
                                                                 -------    -------   -----------------   --------------

Sales (Note 1)..............................................     $125,126  $ 121,801      $  43,160           $  81,892
Cost of goods sold..........................................       60,600     62,175         22,981              41,699
                                                                ---------  ---------      ---------           ---------
Gross profit................................................       64,526     59,626         20,179              40,193
                                                                ---------  ---------      ---------           ---------
Operating expenses (Notes 4, 9 & 11):
    Selling, marketing and distribution.....................       29,198     32,154         12,156              21,786
    General and administrative..............................       16,376     13,792          5,686               9,479
                                                                ---------  ---------      ---------           ---------
       Total operating expenses.............................       45,574     45,946         17,842              31,265
                                                                ---------- ----------     ---------           ---------
Income from operations......................................       18,952     13,680          2,337               8,928
                                                                ---------  ---------      ---------           ---------
Interest (income) expense:
    Interest income.........................................         (823)      (428)          (139)                (85)
    Interest expense........................................          117        267             48                  85
                                                                ---------  ---------      ---------           ---------
       Net interest income..................................         (706)      (161)           (91)
                                                                ---------  ---------      ---------
Income before provision for income taxes, extraordinary
    item and cumulative effect of accounting change.........       19,658     13,841          2,428               8,928
Provision for income taxes (Notes 1 & 5)....................        7,840      5,863          1,061               3,638
                                                                ---------  ---------      ---------           ---------
Income before extraordinary item and cumulative effect of
    accounting change.......................................       11,818      7,978          1,367               5,290
Extraordinary item: litigation settlement, net of income taxes
     of $542,000 (Note 10)..................................                                    718
Cumulative effect of change in accounting for income
    taxes (Note 1)..........................................                                                        350
                                                                ---------  ---------      ---------           ---------
Net income..................................................    $  11,818  $   7,978      $   2,085           $   5,640
                                                                =========  =========      =========           =========

Earnings per common and common equivalent share (Note 1):
Income before extraordinary item and cumulative effect
    of accounting change....................................    $    1.79  $    1.25      $    0.22           $    0.87
Extraordinary item (Note 10)................................                                   0.11
Cumulative effect of change in accounting for income taxes..                                                       0.06
                                                                ---------  ---------      ---------           ---------
Net earnings per share......................................    $    1.79  $    1.25      $    0.33           $    0.93
                                                                =========  =========      =========           =========
Weighted average number of common and common
    equivalent shares.......................................        6,602      6,374          6,308               6,065
                                                                =========  =========      =========           =========


     See accompanying notes to consolidated financial statements.




                                           DAY RUNNER, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 (Dollars in thousands)

                                          Number                      Additional                    Cumulative
                                         of Shares         Common       Paid-In      Retained       Translation
                                        Outstanding         Stock       Capital      Earnings       Adjustment     Total
                                        -----------         -----       -------      --------       ----------     -----
Balance at January 1, 1993............   5,276,563         $    5        $ 16,582     $  9,099                    $25,686
Exercise of warrants (Note 8).........     345,962              1             430                                     431
Exercise of options (Notes 6 & 7).....     173,906                            505                                     505
Tax benefit of options (Note 6).......                                        450                                     450
Net income............................                                                   5,640                      5,640
                                         ---------         ------        --------     --------      --------      -------
Balance at December 31, 1993..........   5,796,431              6          17,967       14,739                     32,712
Exercise of options (Notes 6 & 7).....     235,886                            721                                     721
Tax benefit of options (Note 6).......                                        276                                     276
Cumulative translation adjustment
    (Note 1)..........................                                                              $     (8)          (8)
Net income............................                                                   2,085                      2,085
                                         ---------         ------        --------     --------      --------      -------
Balance at June 30, 1994..............   6,032,317              6          18,964       16,824            (8)      35,786
Exercise of warrants (Note 8).........      31,500                            126                                     126
Exercise of options (Notes 6 & 7).....      61,980                            568                                     568
Tax benefit of options (Note 6).......                                        284                                     284
Cumulative translation adjustment
   (Note 1)...........................                                                                    45           45
Net income............................                                                   7,978                      7,978
                                         ---------         ------        --------     --------      --------      -------
Balance at June 30, 1995..............   6,125,797              6          19,942       24,802            37       44,787
Exercise of options (Notes 6 & 7).....     178,974                          1,475                                   1,475
Tax benefit of options (Note 6).......                                      1,452                                   1,452
Cumulative translation adjustment
   (Note 1)...........................                                                                   (34)         (34)
Net income............................                                                  11,818                     11,818
                                         ---------         ------        --------     --------      --------      -------
Balance at June 30, 1996..............   6,304,771         $    6        $ 22,869     $ 36,620      $      3      $59,498
                                         =========         ======        ========     ========      ========      =======


     See accompanying notes to consolidated financial statements.



                                           DAY RUNNER, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Dollars in thousands)

                                                                     Years Ended          Six Months        Year Ended
                                                                      June 30,          Ended June 30,      December 31,
                                                                  1996        1995          1994               1993
                                                                 ------     -------   -----------------   --------------
Cash flows from operating activities:
    Net income................................................   $ 11,818  $  7,978      $  2,085         $  5,640
    Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Gain on sale of property and equipment..................                                (31)
Depreciation and amortization.................................      2,548     1,259           522              815
      Provision for losses on accounts receivable.............        810       452           124              168
Write-off of barter credits...................................        520       210
      Utilization of barter credits...........................                   56           129
Cumulative effect of change in accounting for
        income taxes..........................................                                                (350)
      Deferred income tax provision...........................        (26)   (2,690)          165              309
      Changes in operating assets and liabilities:
        Accounts receivable...................................     (2,884)   (2,475)       (2,506)          (7,277)
Inventories  .................................................      6,543     8,182)       (4,589)             3,647
Prepaid expenses and other current assets.....................        (87)      224          (684)             238
Income taxes receivable.......................................     (1,930)
        Accounts payable......................................     (1,028)     (101)        1,123            4,039
Accrued expenses..............................................      3,606     3,209        (1,022)           1,376
Income taxes payable..........................................     (1,247)    1,308        (1,113)           1,305
                                                                 --------  --------      --------         --------
        Net cash provided by (used in)
          operating activities................................     18,643     1,248        (5,797)           9,910
                                                                 --------  --------      --------         --------
Cash flows from investing activities:
    Proceeds from disposition of property and equipment.......                                110
Certificates of deposit.......................................                                                  64
    Acquisition of property and equipment.....................     (4,393)   (2,592)       (1,094)          (1,998)
Other assets .................................................         (8)     (146)         (71)                4
    Purchase of marketable securities.........................                             (3,843)
Sale of marketable securities.................................                3,843
                                                                 --------  --------      --------         --------
Net cash (used in) provided by investing activities...........     (4,401)    1,105        (4,898)          (1,930)
                                                                 --------  --------      --------         --------
Cash flows from financing activities:
    Net repayment under line of credit........................                                                (423)
    Proceeds from long-term debt..............................                                                 461
    Payment of long-term debt.................................       (141)     (154)          (64)            (102)
Payment of capital lease obligations..........................        (23)      (23)          (43)             (84)
    Exercise of warrants......................................                  126                            431
    Exercise of options.......................................      1,475       568           721              505
                                                                 --------  --------      --------         --------
    Net cash provided by financing activities.................      1,311       517           614              788
                                                                 --------  --------      --------         --------

Effect of exchange rate changes on cash and
     cash equivalents.........................................        (57)      (73)           (3)
                                                                 --------  --------      --------
Net increase (decrease) in cash and cash equivalents..........     15,496     2,797       (10,084)           8,768
Cash and cash equivalents at beginning of period..............      4,269     1,472        11,556            2,788
                                                                 --------  --------      --------         --------

Cash and cash equivalents at end of period....................   $ 19,765  $  4,269      $  1,472         $ 11,556
                                                                 ========  ========      ========         ========

     See accompanying notes to consolidated financial statements.

                        DAY RUNNER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Day Runner, Inc. and subsidiaries (the "Company") design and manufacture personal organizer systems, refills and related products, marketing them domestically and internationally. A substantial portion of the Company's sales is to office products superstores, wholesalers and dealers and to mass market retailers throughout the United States. The Company grants credit to substantially all of its customers.

     FISCAL YEAR. Effective January 1, 1994, the Company changed its fiscal year from a calendar year to the period ended June 30.

     CONSOLIDATION. The consolidated financial statements include the accounts of Day Runner, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     FOREIGN CURRENCY TRANSLATION. Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date and, where appropriate, at historical rates of exchange. Income and expense accounts are translated at the weighted average rate in effect during the year. The aggregate effect of translating the financial statements of the foreign subsidiaries is included as a separate component of stockholders' equity. Foreign exchange gains (losses) were not significant during the years ended June 30, 1996 and 1995, the six months ended June 30, 1994 or the year ended December 31, 1993.

     CASH EQUIVALENTS. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis. Inventories consist of the following (in thousands):
                                                   June 30,           June 30,
                                                    1996               1995
                                                 ----------         ----------
               Raw materials.................   $   8,212            $   8,152
               Work in process...............         327                  274
               Finished goods................      11,501               18,183
                                                 ----------         -----------
                        Total................   $  20,040            $  26,609
                                                 ==========         ===========


     SALES. Revenue is recognized upon shipment of product to the customer, with appropriate allowances for estimated returns, rebates and other allowances.

     SIGNIFICANT CUSTOMERS. In fiscal 1996 and 1995, sales to three customers accounted for 16.7%, 14.8% and 11.7% and 24.9%, 14.3% and 11.6%, respectively, of the Company's sales. During the six months ended June 30, 1994, sales to three customers accounted for 19.3%, 15.5% and 14.1% of the Company's sales. In 1993, sales to three customers accounted for 17.6%, 15.6% and 15.2% of the Company's sales.

     DEPRECIATION AND AMORTIZATION. Depreciation of property and equipment is provided for over the estimated useful lives of the respective assets, using the straight-line method. Estimated useful lives range from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life of the asset or the life of the lease.

     INCOME TAXES. The Company uses the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on temporary differences between the financial reporting and income tax bases of assets and liabilities at the balance sheet date multiplied by the applicable tax rates. The Company adopted the liability method effective January 1, 1993 and recorded a one-time benefit of $350,000 representing the cumulative effect of that change in accounting principle as of that date.

     FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist primarily of cash, accounts receivable and payable, and debt instruments. The book values of financial instruments, other than the debt instruments, are representative of their fair values due to short-term maturity. The book value of the Company's debt instruments is considered to approximate its fair value because the interest rate of these instruments is based on current rates offered to the Company.

     EARNINGS PER SHARE. Earnings per share information is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options and warrants using the treasury stock method. Fully diluted amounts for each period do not differ materially from the amounts presented.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates.

     NEW  ACCOUNTING  STANDARDS.  Statement  of Financial  Accounting  Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that certain long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company adopted SFAS No. 121 in 1996, the effect of which was not significant.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company plans to continue accounting for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations as permitted by SFAS No.123. Beginning in 1997, under SFAS No. 123, the Company will disclose pro forma net income and earnings per share as if the fair value method of accounting for stock-based compensation had been elected, for all awards granted in fiscal years 1996 and 1997.

     RECLASSIFICATIONS.   Certain   reclassifications  were  made  to  the  1995
financial statements to conform to the current year presentation.

2.       ACCRUED EXPENSES

         Accrued expenses consist of the following (in thousands):

                                                     June 30,       June 30,
                                                       1996           1995
                                                    ---------       --------
          Accrued sales and promotion costs.....  $   4,027        $   3,350
          Accrued payroll and related costs.....      3,923            2,297
          Other.................................      2,420            1,851
                                                  ---------        ---------
                             Total..............  $  10,370        $   7,498
                                                  =========        =========

3.       BANK BORROWINGS

     The Company has a credit agreement with a bank, the terms of which provide for borrowings under a line of credit of up to an aggregate of $5,000,000 through October 1, 1996. Under the line of credit, the Company may either borrow funds, open commercial letters of credit or open standby letters of credit up to $5,000,000. However, in no event may the aggregate of borrowings and letters of credit exceed $5,000,000. Each letter of credit shall be issued for a term not to exceed 180 days and shall not expire subsequent to February 1, 1997. Borrowings are collateralized by accounts receivable, inventories and certain other assets.

     Under the bank credit agreement, the Company also had a term loan which expired in May 1996. Accordingly, such amount was paid in full during 1996.

     All borrowings under the line of credit bear interest either at the bank's prime rate (8.75% at June 30, 1996) or at LIBOR (5.49% at June 30, 1996) plus 1.75%, at the Company's election.

     The credit agreement requires the Company to maintain total debt to tangible net worth of not more than 1.5 to 1 and to maintain certain specified operating ratios. The agreement also requires that the Company obtain the bank's approval to declare or pay dividends in excess of $200,000.

4.       LEASES

     The Company has three noncancelable operating leases for its principal operating facility and its corporate headquarters. The leases expire in 1997 and 2001. The leases include renewal options that, if exercised, would extend the lease terms through 2011, and the leases provide for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index, subject to certain minimum increases. The Company also has entered into leases
for  certain  production,   warehouse,   computer  and  office  equipment  under
noncancelable operating leases that expire through August 1999.
     Future minimum lease payments under the operating leases at June 30, 1996, are summarized as follows (in thousands):
                                                                   Operating
       Year                                                         Leases
       ----                                                       --------
       1997....................................................   $   3,032
       1998....................................................       2,092
       1999....................................................       1,625
       2000....................................................       1,242
       2001....................................................       1,221
       Thereafter..............................................         222
                                                                  ---------
       Total minimum lease payments............................   $   9,434
                                                                  =========
                                                          F-8

     Included in property and equipment at June 30, 1995 is capitalized leased equipment with a cost of $268,000 and accumulated amortization of $219,000. Such assets were fully depreciated at June 30, 1996.

     Rent expense was $3,927,000,  $3,128,000, $1,120,000 and $2,345,000 for the
years ended June 30, 1996 and 1995, the six months ended June 30, 1994, and the year ended December 31, 1993, respectively.

5.      INCOME TAXES

     The income tax provision consists of the following (in thousands):
                                                                              Six Months         Year
                                                                                Ended           Ended
                                                    Years Ended June 30,       June 30,       December 31,
                                                     1996         1995           1994            1993
                                                     ----         ----        ---------       ------------
        Current:
          Federal...............................    $  6,393   $  7,153       $    667          $  2,557
          State.................................       1,473      1,400            229               772
                                                    --------    -------       --------          --------
        Total current...........................       7,866      8,553            896             3,329
                                                    --------   --------       --------          --------
        Deferred provision (benefit):...........
          Federal...............................         (37)    (2,363)           173               246
          State.................................          11       (327)            (8)               63
                                                    --------   --------       --------          --------
        Total deferred..........................         (26)    (2,690)           165               309
                                                    ---------  --------       --------          --------
        Total income tax provision..............    $  7,840   $  5,863       $  1,061          $  3,638
                                                    ========   ========       ========          ========

     Differences between the total income tax provision and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows (in thousands):

                                                                              Six Months          Year
                                                                                Ended             Ended
                                                    Years Ended June 30,       June 30,         December 31,
                                                     1996         1995           1994              1993
                                                     ----         ----       -----------       -------------

        Computed tax expense using the
          statutory federal income tax rate.....    $  6,880   $  4,946       $    826          $  3,124
        Increase (decrease) in taxes arising from:
          State taxes, net of federal benefit...         980        698            146               544
          Foreign subsidiary operating losses...          35        281            114
          Other.................................         (55)       (62)           (25)              (30)
                                                    --------   --------       --------          --------
          Total.................................    $  7,840   $  5,863       $  1,061          $  3,638
                                                    ========   ========       ========          ========

        Effective income tax rate...............          40%        42%            44%               41%
                                                    ========   ========       ========          ========


     Total deferred tax assets and deferred tax liabilities consist of the following at June 30, 1996 and 1995 (in thousands):

                                                                       June 30,             June 30,
                                                                         1996                 1995
                                                                   ------------            ----------

          Allowance for sales returns............................      $2,072                 $2,216
          Inventory obsolescence reserve.........................       1,479                  1,376
          Allowance for doubtful accounts........................       1,005                    715
          State taxes............................................         523                    518
          Other deferred tax assets..............................         706                    382
                                                                       ------                 ------
          Total deferred tax assets..............................       5,785                  5,207
          Less deferred tax liabilities..........................         585                     33
                                                                       ------                 ------
          Total..................................................      $5,200                 $5,174
                                                                       ======                 ======

6.       STOCK OPTION PLAN

     Under the Company's 1995 Stock Option Plan (the "Plan"), an aggregate of 300,000 shares of common stock is reserved for issuance to key employees, including officers and directors, and outside directors. Both incentive stock options and nonstatutory stock options are authorized for issuance under the Plan. The terms of the options are determined at the time of grant. Pursuant to the Plan, the per share option price of incentive stock options may not be less than the fair market value of a share of common stock (85% of fair market value in the case of nonstatutory stock options) at the date of grant, and no options may be granted after December 2005. The outstanding options typically become exercisable over a period of five years from the date of issuance and have terms up to ten years.

     The Company also authorized the issuance of up to 1,725,000 shares of the Company's common stock under its Amended and Restated 1986 Stock Option Plan. Such options typically become exercisable ratably over a period of five years from the date of issuance and have terms of six to ten years. As of June 30, 1996, options covering 853,925 shares have been exercised and options covering 866,075 shares remain outstanding. No additional options will be granted under this plan.

     During the years ended June 30, 1996 and 1995, the six months ended June 30, 1994 and the year ended December 31, 1993, certain officers and employees exercised options to purchase an additional 164,025, 45,750, 230,050 and 154,050 shares, respectively, of the Company's common stock for an aggregate of $1,214,000, $362,000, $657,000 and $348,000, respectively (see Note 7).

     In connection with the exercise of nonstatutory stock options and the sale of shares purchased pursuant to incentive stock options, the Company realized a reduction in its current tax liability during the years ended June 30, 1996 and 1995, the six months ended June 30, 1994, and the year ended December 31, 1993. This reduction totaled $1,452,000, $284,000, $276,000 and $450,000, respectively, and was credited to additional paid-in capital.





         A summary of stock option activity is as follows:

                                                               Number of
                                                                Options                 Per Share
                                                                -------                 ---------

                 Outstanding, January 1, 1993..........          708,425             $2.26 - $15.00
                    Granted............................          292,500              8.75 - 12.00
                    Exercised..........................        (154,050)                  2.26
                    Cancelled..........................          (48,600)             2.26 - 11.25
                                                               ---------
                 Outstanding, December 31, 1993........          798,275              2.26 - 15.00
                    Granted............................          245,000             12.50 - 18.625
                    Exercised..........................        (230,050)              2.26 - 11.25
                    Cancelled..........................          (15,750)            10.25 - 12.50
                                                               ---------
                 Outstanding, June 30, 1994............          797,475              2.26 - 18.625
                    Granted............................          148,000             16.75 - 19.50
                    Exercised..........................          (45,750)             2.26 - 12.50
                    Cancelled..........................          (33,000)             2.26 - 18.625
                                                               ---------
                 Outstanding, June 30, 1995............          866,725              2.26 - 19.50
                    Granted............................          168,375                16.75
                    Exercised..........................         (164,025)             2.26 - 19.50
                    Cancelled..........................           (5,000)            12.50 - 19.50
                                                               ---------
                 Outstanding, June 30, 1996............          866,075              8.75 - 19.50
                                                               =========

     At June 30, 1996, options to purchase 378,037 shares at prices ranging from $8.75 to $19.50 were exercisable.

     On July 8, 1996, the Company issued options to purchase 232,500 shares of the Company's common stock at $26.00 per share to key employees. The options vest over a period of five years and expire in 2006.

7.       EMPLOYEE STOCK PURCHASE PLAN

     During 1992, the Company adopted an Employee Stock Purchase Plan under which 100,000 shares of common stock were authorized for issuance to employees. Under the plan, qualified employees may purchase, through payroll deductions withheld during an offering period, an amount of common stock not to exceed approximately 5% of the employee's annual compensation. The purchase price per share is the lower of 85% of the fair market value of a share of common stock on the first day of the offering period or on the last day of the offering period. There are two offering periods during each year. During the years ended June 30, 1996 and 1995, the six months ended June 30, 1994 and the year ended December 31, 1993, employees purchased an aggregate of 14,949, 16,230, 5,836 and 19,856 shares of common stock for $261,000, $206,000, $64,000, and $157,000, respectively, under this plan. These amounts are included in the amounts shown for exercise of options on the accompanying consolidated statements of stockholders' equity (see Note 6).

8.       WARRANTS

     During the years ended June 30, 1996 and 1995, the six months ended June 30, 1994 and the year ended December 31, 1993, the Board of Directors approved the issuance of warrants to purchase an aggregate of 150,000 shares of the Company's common stock. Such warrants were issued at prices ranging from $4.00 to $19.00 per share, vest over periods up to 48 months and expire at various times through August 2005.

     During  1995  and  1993,  certain  officers,  directors,  employees  and  a stockholder exercised warrants to purchase 31,500 and 345,962 shares, respectively, of the Company's common stock for an aggregate of $126,000 and $430,000, respectively. No warrants were exercised during the year ended June 30, 1996 and the six months ended June 30, 1994.

     A summary of warrant activity is as follows:
                                                                 Number of
                                                                 Warrants               Per Share
                                                                 --------               ---------

                 Outstanding, January 1, 1993..........            515,962            $1.00 - $4.00
                    Granted     .......................             25,000               12.00
                    Exercised..........................           (345,962)           1.00 - 4.00
                                                               -----------
                 Outstanding, December 31, 1993........            195,000            4.00 - 12.00
                    Granted............................             25,000              12.50
                                                               -----------
                 Outstanding, June 30, 1994............            220,000            4.00 - 12.50
                    Granted............................             25,000              19.00
                    Exercised..........................            (31,500)              4.00
                                                               -----------
                 Outstanding, June 30, 1995............            213,500            4.00 - 19.00
                    Granted............................             25,000               19.00
                                                               -----------
                 Outstanding, June 30, 1996............            238,500            4.00 - 19.00
                                                               ===========

     At June 30, 1996, warrants to purchase 224,958 shares at prices ranging from $4.00 to $19.00 were exercisable.

 9.      OTHER TRANSACTIONS

     During 1995 and 1993, the Company entered into barter agreements whereby it delivered $132,000 and $1,098,000, respectively, of its inventory in exchange for future advertising credits and other items. The credits, which expire in October 1998, are valued at the lower of the Company's cost or market value of the inventory transferred. The Company has recorded barter credits of $36,000 in prepaid expenses and other current assets at June 30, 1996 and 1995. At June 30, 1996 and 1995, other assets include $279,000 and $799,000, respectively, of such credits. Under the terms of the agreement, the Company is required to pay cash equal to a negotiated amount of the bartered advertising, or other items, and use the barter credits to pay the balance. These credits are charged to expense as they are used. During the year ended June 30, 1995, the Company charged $56,000 to expense for barter credits used for advertising. No amounts were charged to expense for barter credits used for advertising during the year ended June 30, 1996.

     The Company assesses the recoverability of barter credits periodically. Factors considered in evaluating the recoverability include management's plans with respect to advertising and other expenditures for which barter credits can be used. Any impairment losses are charged to operations as they are determinable. During the years ended June 30, 1996 and 1995, the Company charged $520,000 and $210,000, respectively, to operations for such impairment losses.

10.     LITIGATION

     In May 1987, a jury awarded the Company certain damages on a copyright infringement claim in a lawsuit that the Company initiated in June 1985 against certain other companies alleging both copyright infringement and unfair competition. In March 1994, the Company settled this lawsuit resulting in a favorable settlement of $1,375,000. Such amount is included as an extraordinary item in the accompanying consolidated statements of income, net of legal costs of $115,000 and income taxes of $542,000.

11.     PROFIT-SHARING AND BONUS PLANS

     In January 1991, the Company established a 401(k) profit-sharing plan in which eligible employees may contribute up to 15% of their eligible earnings. The Company may contribute to the plan at the discretion of the Board of Directors, subject to applicable regulations. In the years ended June 30, 1996 and 1995, the six months ended June 30, 1994 and the year ended December 31, 1993, the Board elected to contribute an amount equal to 25% of the first 6% of eligible earnings. Participants vest in the Company's contributions 20% after two years of plan participation and 20% each year thereafter until fully vested.

     During the years ended June 30, 1996 and 1995, the six months ended June 30, 1994 and the year ended December 31, 1993, the Company's matching contributions were $128,000, $120,000, $50,000 and $108,000, respectively.

     The Company has an executive bonus plan and incentive compensation arrangements for key employees based on an earnings formula. Compensation expense recorded under these plans was $1,120,000, $550,000, $290,000 and $336,000 during the years ended June 30, 1996 and 1995, the six months ended June 30, 1994 and the year ended December 31, 1993, respectively.

12.      STATEMENTS OF CASH FLOWS

     In a barter transaction entered in 1995 and 1993, the Company exchanged $132,000 and $1,098,000, respectively, of inventory for an equal amount of barter credits (see Note 9).

     The Company realized a reduction in its current tax liability during 1996, 1995, 1994 and 1993 in the amount of $1,452,000, $284,000, $276,000 and
$450,000, respectively. Such amounts were credited to additional paid-in capital (see Note 6).

                                                                              Six Months          Year
                                                                                Ended             Ended
                                                    Years Ended June 30,       June 30,        December 31,
                                                      1996         1995          1994              1993
                                                     ----         ----         ---------      --------------
    Supplemental disclosure of cash flow
          information (in thousands) -
         Cash paid during the period for:
             Interest.......................        $      24    $    80        $   48          $    85
             Income taxes...................        $   9,988    $ 6,610        $2,433          $ 2,040


13.     UNAUDITED COMPARATIVE FINANCIAL INFORMATION

     The following represents certain unaudited financial information for the six months ended June 30, 1993 (in thousands, except per share amounts):

                  Sales...................................................................   $   28,025
                  Gross profit............................................................       13,750
                  Income before provision for income taxes
                    and cumulative effect of accounting change............................        1,226
                  Provision for income taxes..............................................          503
                  Income before cumulative effect of accounting change....................          723
                  Cumulative effect of change in accounting for income taxes..............          350
                  Net income..............................................................   $    1,073

                  Earnings per Common and Common Equivalent Share:
                    Income before cumulative effect of accounting change..................   $    0.12
                    Cumulative effect of change in accounting for income taxes............        0.06
                    Net earnings per share................................................   $    0.18


                          INDEPENDENT AUDITORS' REPORT

Day Runner, Inc.:

We have audited the consolidated financial statements of Day Runner, Inc. and its subsidiaries as of June 30, 1996 and 1995, and for the years ended June 30, 1996 and 1995, the six months ended June 30, 1994 and the year ended December 31, 1993, and have issued our report thereon dated August 9, 1996; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Day Runner, Inc. and its subsidiaries, listed in Item 14(a)2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

/s/Deloitte & Touche LLP

Long Beach, California
August 9, 1996



                        DAY RUNNER, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             (Dollars in thousands)

                                                Balance at                                                Balance at
                                                 June 30,             Charged to                           June 30,
Classification                                     1995               Operations         Deductions          1996
- --------------                               ----------------         ----------         ----------       ----------

Allowance for doubtful accounts............      $1,671                 $    810         $    123           $ 2,358
Allowance for sales returns................       5,461                    8,221            8,666             5,016
Reserve for obsolete inventory.............       3,214                    2,754            2,495             3,473

                                                Balance at                                                Balance at
                                                 June 30,             Charged to                           June 30,
Classification                                     1994               Operations         Deductions          1995
- --------------                               ----------------         ----------         ----------       ----------

Allowance for doubtful accounts............      $1,368                $     452         $    149          $  1,671
Allowance for sales returns................       2,883                   10,451            7,873             5,461
Reserve for obsolete inventory.............       1,800                    3,508            2,094             3,214


                                                Balance at                                                Balance at
                                               December 31,           Charged to                           June 30,
Classification                                     1993               Operations         Deductions          1994
- --------------                               ----------------         ----------         ----------       ----------

Allowance for doubtful accounts............      $1,362                 $    124         $    118           $ 1,368
Allowance for sales returns................       3,092                    3,839            4,048             2,883
Reserve for obsolete inventory.............       1,529                      924              653             1,800


                                                Balance at                                                Balance at
                                               December 31,           Charged to                         December 31,
Classification                                     1992               Operations         Deductions          1993
- --------------                               ----------------         ----------         ----------       ----------

Allowance for doubtful accounts............      $1,365                 $    168         $    171           $ 1,362
Allowance for sales returns................       2,896                    5,339            5,143             3,092
Reserve for obsolete inventory.............       2,255                    1,197            1,923             1,529




                                  EXHIBIT INDEX


Exhibit
Number                     Description

    10.6         Amendment to 1996 Officer Bonus Plan

    10.12 Standard Commercial Lease Agreement dated as of July 31, 1996 between System Nine, Inc. and the Registrant

    10.13        Schedule of Warrants

    23.1         Consent of Deloitte & Touche LLP

    27.1         Financial Data Schedule