Form 10-Q
period 1996-09-30
DAY RUNNER INC
filed 1996-11-13
CIK 853102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                               15295 Alton Parkway
                            Irvine, California 92618
              (Address and zip code of principal executive offices)

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

                                  Yes |X| No|_|

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

        Class                 Number of Shares Outstanding at November 8, 1996
---------------------         -----------------------------------------------
Common Stock,                                      6,329,771
$0.001 par value



                                DAY RUNNER, INC.

                                      INDEX


                                                                                                            Page Reference

COVER PAGE.......................................................................................             1

INDEX    ........................................................................................             2

PART I -- FINANCIAL INFORMATION

         Item 1.     Consolidated Financial Statements

                     Consolidated Balance Sheets
                       September 30, 1996 and June 30, 1996......................................             3

                     Consolidated Statements of Income
                       Three Months Ended September 30, 1996 and 1995............................             4

                     Consolidated Statements of Cash Flows
                       Three Months Ended September 30, 1996 and 1995............................             5

                     Notes to Consolidated Financial Statements..................................             6

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations...............................             9

PART II -- OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K............................................            13

SIGNATURES.......................................................................................            14

PART I -- FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements.

                        DAY RUNNER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS
                                                                                         September 30,     June 30,
                                                                                            1996            1996
                                                                                        -------------     ---------
                                                                                          (unaudited)      (audited)
Current assets:
     Cash and cash equivalents.......................................................    $  27,462        $  19,765
     Accounts receivable (less allowances for doubtful accounts and sales returns and other allowances of $7,632 and $7,374 at September 30, 1996 and
          June 30, 1996, respectively)...............................................       22,517           21,441
     Inventories.....................................................................       17,797           20,040
     Prepaid expenses and other current assets.......................................        1,519            1,710
     Income taxes receivable.........................................................                         1,930
     Deferred income taxes...........................................................        5,200            5,200
                                                                                         ---------        ---------
          Total current assets.......................................................       74,495           70,086
                                                                                         ---------        ---------

Property and equipment -- At cost:
     Machinery and equipment.........................................................        7,891            6,942
     Data processing equipment and software..........................................        4,966            4,707
     Leasehold improvements..........................................................        1,528            1,514
     Vehicles........................................................................          202              202
                                                                                         ---------        ---------
          Total......................................................................       14,587           13,365
     Less accumulated depreciation and amortization..................................        6,550            5,864
                                                                                         ---------        ---------
     Property and equipment -- net...................................................        8,037            7,501
                                                                                         ---------        ---------
Other assets.........................................................................          340              344
                                                                                         ---------        ---------
Total assets.........................................................................    $  82,872        $  77,931
                                                                                         =========        =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable................................................................    $   7,411        $   8,063
     Accrued expenses................................................................       11,236           10,370
     Income taxes payable............................................................          654
                                                                                         ---------        ---------
          Total current liabilities..................................................       19,301           18,433
                                                                                         ---------        ---------
Stockholders' equity:
     Preferred stock (1,000,000 shares authorized, $0.001 par value; no shares issued or outstanding)..............................................................
     Common stock (14,000,000 shares authorized, $0.001 par value; 6,329,771 and
           6,304,771 issued and outstanding at September 30, 1996 and
           June 30, 1996, respectively)..............................................            6                6
     Additional paid-in capital......................................................       23,088           22,869
     Retained earnings...............................................................       40,468           36,620
     Cumulative translation adjustment...............................................            9                3
                                                                                         ---------        ---------
          Total stockholders' equity.................................................       63,571           59,498
                                                                                         ---------        ---------
Total liabilities and stockholders' equity...........................................    $  82,872        $  77,931
                                                                                         =========        =========

     See accompanying notes to consolidated financial statements.



                        DAY RUNNER, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                                           Three Months Ended
                                                                                               September 30,
                                                                                            1996         1995
                                                                                          --------     -------
Sales................................................................................... $  33,549    $ 32,806
Cost of goods sold......................................................................    16,092      16,351
                                                                                         ---------   ---------
Gross profit............................................................................    17,457      16,455
                                                                                         ---------   ---------

Operating expenses:
     Selling, marketing and distribution................................................     7,860       7,471
     General and administrative.........................................................     3,394       3,519
                                                                                         ---------   ---------
         Total operating expenses.......................................................    11,254      10,990
                                                                                         ---------   ---------

Income from operations..................................................................     6,203       5,465
Net interest income.....................................................................       210          54
                                                                                         ---------   ---------

Income before provision for income taxes................................................     6,413       5,519
Provision for income taxes..............................................................     2,565       2,346
                                                                                         ---------   ---------
Net income.............................................................................. $   3,848   $   3,173
                                                                                         =========   =========


Earnings per common and common equivalent share......................................... $    0.57    $   0.49
                                                                                         =========    ========

Weighted average number of common and common equivalent shares..........................     6,710       6,445
                                                                                         =========   =========




     See accompanying notes to consolidated financial statements.



                        DAY RUNNER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)



                                                                                           Three Months Ended
                                                                                               September 30,
                                                                                            1996         1995
                                                                                            ----         ----
Cash flows from operating activities:
    Net income....................................................................        $  3,848     $ 3,173
    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
       Depreciation and amortization..............................................             756         630
       Provision for losses on accounts receivable................................             113         129
       Changes in operating assets and liabilities:
          Accounts receivable.....................................................          (1,187)      1,269
          Inventories.............................................................           2,202       1,196
          Prepaid expenses and other current assets...............................             193         137
          Income taxes receivable.................................................           1,930
          Accounts payable........................................................            (601)     (2,079)
          Accrued expenses........................................................             864       1,930
          Income taxes payable....................................................             654        (264)
                                                                                         ---------   ---------
              Net cash provided by operating activities...........................           8,772       6,121
                                                                                         ---------   ---------
Cash flows from investing activities:
    Acquisition of property and equipment.........................................          (1,291)       (683)
    Other assets..................................................................               5          (6)
                                                                                         ---------   ----------
         Net cash used in investing activities....................................          (1,286)       (689)
                                                                                         ----------  ---------
Cash flows from financing activities:
    Payment of long-term debt.....................................................                         (38)
    Payment of capital lease obligations..........................................                          (5)
    Net proceeds from issuance of common stock....................................             219         586
                                                                                         ---------   ---------
         Net cash provided by financing activities................................             219         543
                                                                                         ---------   ---------
Effect of exchange rate changes on cash and cash equivalents......................              (8)         22
                                                                                         ----------  ---------
Net increase in cash and cash equivalents.........................................           7,697       5,997
Cash and cash equivalents at beginning of period..................................          19,765       4,269
                                                                                         ---------   ---------
Cash and cash equivalents at end of period........................................       $  27,462   $  10,266
                                                                                         =========   =========

     See accompanying notes to consolidated financial statements.

                        DAY RUNNER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Information relating to the three months ended
                    September 30, 1996 and 1995 is unaudited)


1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

         The accompanying consolidated balance sheet as of September 30, 1996 and the consolidated statements of income and statements of cash flows for the three-month periods ended September 30, 1996 and 1995 are unaudited but, in the opinion of management, include all adjustments consisting of normal, recurring accruals necessary for a fair presentation of the financial position and the results of operations for such periods. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in the financial statements included herein are adequate to make the information therein not misleading. The financial statements included herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 1996, and the notes thereto, which are included in the Company's Annual Report on Form 10-K.

         The results of operations for the three months ended September 30, 1996 and 1995 are not necessarily indicative of the results for a full year. The seasonality of the Company's financial results and the unpredictability of the factors affecting such seasonality make the Company's quarterly and yearly financial results difficult to predict and subject to significant fluctuation.

2.  INVENTORIES

         Inventories consist of the following (in thousands):

                                            September 30,           June 30,
                                                1996                  1996
                                                ----                  ----
         Raw materials...................  $    5,450             $    8,212
         Work in process.................         437                    327
         Finished goods..................      11,910                 11,501
                                           ----------             ----------
                  Total..................  $   17,797             $   20,040
                                           ==========             ==========


3.  LINE OF CREDIT

         Effective November 1, 1996, the Company amended its credit agreement with a bank. The amended terms of the agreement allow the Company to borrow up to $5,000,000 under a line of credit and open commercial letters of credit or open standby letters of credit up to $5,000,000 through November 1, 1997. However, in no event may the aggregate of borrowings and letters of credit exceed $5,000,000. Commercial letters of credit and standby letters of credit shall be issued for a term not to exceed 180 days and shall not expire subsequent to February 1, 1998 and May 1, 1998, respectively. Borrowings are collateralized by accounts receivable, inventories and certain other assets. Borrowings under the line of credit bear interest at either the bank's prime rate (8.25% at September 30, 1996) or at LIBOR (5.43% at September 30, 1996) plus 1.75%, at the Company's election. The credit agreement requires the Company to maintain total debt to tangible net worth of not more than 1.5 to 1 and to maintain certain specified operating ratios. The agreement also requires that the Company obtain the bank's approval to declare or pay dividends in excess of $200,000.

4.  STOCKHOLDERS' EQUITY

         During the three months ended September 30, 1996, a director exercised warrants to purchase an aggregate of 25,000 shares of the Company's Common Stock for an aggregate of $218,750.

5.  OTHER TRANSACTIONS

         During fiscal 1995 and calendar 1993, the Company entered into barter agreements whereby it delivered $132,000 and $1,098,000, respectively, of its inventory in exchange for future advertising credits and other items. The credits, which expire in October 1998, are valued at the lower of the Company's cost or market value of the inventory transferred. The Company has recorded barter credits of $36,000 in prepaid expenses and other current assets at September 30, 1996 and at June 30, 1996. At September 30, 1996 and June 30, 1996, other assets include $279,000 of such credits. These credits are charged to expense as they are used. During the three months ended September 30, 1996 and 1995, no amounts were charged to expense for barter credits used for advertising.

         The Company assesses the recoverability of barter credits periodically. Factors considered in evaluating the recoverability include management's plans with respect to advertising and other expenditures for which barter credits can be used. Any impairment losses are charged to operations as they are determinable. During the three months ended September 30, 1995, the Company charged $220,000 to operations for such impairment losses. No amounts were charged to operations during the quarter ended September 30, 1996 for such impairment losses.

6.  EARNINGS PER SHARE

         Earnings per share information is computed using the weighted average number of shares of Common Stock outstanding and dilutive common equivalent shares from stock options and warrants. For the three months ended September 30, 1995, the Company used the treasury stock method of computing earnings per share. For the three months ended September 30, 1996, the Company used the modified treasury stock method of computing earnings per share. Under generally accepted accounting principles, there is a computational difference between the treasury stock method and the modified treasury stock method which is based on the number of shares obtainable upon exercise of options and warrants. If the number of shares obtainable upon exercise of outstanding options and warrants exceeds 20% of the number of common shares outstanding at the end of the period, the modified treasury stock method is used. Since the number of shares so obtainable exceeded the 20% threshold for the three months ended September 30, 1996, the Company used the modified treasury stock method in calculating earnings per share for that period.

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

OVERVIEW

     Since the Company's introduction of the first Day Runner System organizer in 1982, the Company's revenues have been generated by increased unit sales primarily of organizers and planners and secondarily of refills. Sales increases have resulted from higher sales of existing products, new products and product line extensions. The Company focuses the great majority of its product development, sales and marketing efforts on the office products channel, which accounted for 53.0% of first quarter fiscal 1997 sales, and the mass market channel, which accounted for 37.2% of first quarter fiscal 1997 sales.
Results of Operations

         The following table sets forth, for the periods indicated, the percentages that selected income statement items bear to sales and the percentage change in the dollar amounts of such items.

                                                                                                       Percentage
                                                                               Percentage                Change
                                                                                of Sales                  Three
                                                                                  Three                Months Ended
                                                                               Months Ended            September 30,
                                                                              September 30,               1995
                                                                           1996            1995          to 1996
                                                                          ------        ----------     ------------
Sales..................................................................   100.0%          100.0%           2.3%
Cost of goods sold.....................................................    48.0            49.8           (1.6)
                                                                          -----           -----
Gross profit...........................................................    52.0            50.2            6.1
                                                                          -----           -----
Operating expenses:
    Selling, marketing and distribution................................    23.4            22.8            5.2
    General and administrative.........................................    10.1            10.7           (3.6)
                                                                          -----            ----
       Total operating expenses........................................    33.5            33.5            2.4
                                                                          -----           -----
Income from operations.................................................    18.5            16.7           13.5
Net interest income....................................................     0.6             0.1          288.9
                                                                           ----            ----
Income before provision for income taxes...............................    19.1            16.8           16.2
Provision for income taxes.............................................     7.6             7.1            9.3
                                                                           ----            ----
Net income.............................................................    11.5%            9.7%          21.3
                                                                           ====            ====

         The following tables set forth, for the periods indicated, the Company's approximate sales by product category and distribution channel and as a percentage of total sales.


                                                                    Three Months Ended September 30,
Product Category:                                                1996                        1995
-----------------                                         --------------------       --------------------
                                                                    (unaudited; dollars in thousands)
Organizers and planners..............................     $ 21,061       62.8%        $  20,175       61.5%
Refills..............................................       10,444       31.1            11,900       36.3
Other................................................        2,044        6.1               731        2.2
                                                          --------       ----         ---------       ----
    Total............................................     $ 33,549      100.0%        $  32,806      100.0%
                                                          ========      =====         =========      =====



                                                                    Three Months Ended September 30,
Distribution Channel:                                             1996                         1995
---------------------                                      -------------------        --------------------
                                                                   (unaudited; dollars in thousands)

Office products......................................     $ 17,783        53.0%       $ 16,622         50.7%
Mass market..........................................       12,480        37.2          11,767         35.9
Foreign customers....................................        1,364         4.1           2,182          6.6
Other................................................        1,922         5.7           2,235          6.8
                                                          --------       -----       ---------        -----
    Total............................................     $33,549        100.0%      $  32,806        100.0%
                                                          ========      ======       =========        =====



THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH
THE THREE MONTHS ENDED SEPTEMBER 30, 1995

         SALES. Sales consist of revenues from gross product shipments net of allowances for returns, rebates and credits. In the first quarter of fiscal 1997, sales increased by $743,000, or 2.3%, primarily due to increased unit sales of miscellaneous products grouped together as "other." Sales of "other" products grew by $1,313,000, or 179.6%; sales of organizers and planners grew by $886,000, or 4.4%; and sales of refills (which include calendars and accessories) decreased by $1,456,000, or 12.2%. Product sales were primarily to the office products channel and secondarily to mass market customers. Sales to office products customers grew by $1,161,000, or 7.0%, and sales to mass market customers grew by $713,000, or 6.1%. Higher sales to these channels were partially offset by declines of $818,000, or 37.5%, in sales to foreign customers, and $313,000, or 14.0%, in sales to miscellaneous customers grouped together as "other."

         GROSS PROFIT. Gross profit is sales less cost of goods sold, which is comprised of materials, labor and manufacturing overhead. Gross profit may be affected by, among other things, product mix, production levels, changes in vendor and customer prices and discounts, sales volume and growth rate, purchasing and manufacturing efficiencies, tariffs, duties and inventory carrying costs. Gross profit as a percentage of sales increased from 50.2% in the first quarter of fiscal 1996 to 52.0% in the first quarter of fiscal 1997 primarily as a result of lower discounts to customers.

         OPERATING EXPENSES. Total operating expenses increased by $264,000, or 2.4%, in the first quarter of fiscal 1997 compared with the first quarter of fiscal 1996, but remained flat as a percentage of sales at 33.5%. Due primarily to higher amortization of displays, selling, marketing and distribution expenses increased $389,000 and increased as a percentage of sales from 22.8% to 23.4%. Due primarily to a decrease in legal and accounting costs, general and administrative expenses declined by $125,000 and from 10.7% to 10.1% as a percentage of sales.

         NET INTEREST INCOME. Primarily because of the Company's higher levels of cash available for short-term investment, net interest income in the first quarter of fiscal 1997 increased by $156,000 compared with the first quarter of fiscal 1996 and increased as a percentage of sales from 0.1% to 0.6%.

         INCOME TAXES. Primarily because of the improved financial results of the Company's Hong Kong subsidiary, the Company's first quarter fiscal 1997 effective tax rate was 40.0%, compared with 42.5% for the first quarter of fiscal 1996.

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

         Although it is difficult to predict the future seasonality of sales, the Company believes that future seasonality should be influenced at least in part by customer and user buying patterns similar to those that have historically affected the Company. Quarterly financial results are also affected by timing and size of orders from large customers, new product introductions and line extensions, timing and size of orders for new products, changes in product mix, customer mix, competition, large customers' inventory management, vendor and customer pricing, general economic conditions, the health of the retail environment, production levels, supply constraints, manufacturing delays and supplier performance. The seasonality of the Company's financial results and the unpredictability of the factors affecting such seasonality make the Company's quarterly and yearly financial results difficult to predict and subject to significant fluctuation.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents at September 30, 1996 increased to $27,462,000 from $19,765,000 at June 30, 1996. In the first quarter of fiscal 1997, net cash of $8,772,000 and $219,000 provided by operating activities and financing activities, respectively, offset net cash of $1,286,000 used in investing activities. Of the $8,772,000 net amount provided by the Company's operating activities, $3,848,000 was provided by net income, $2,202,000 was provided by a decrease in inventories and $1,930,000 was provided by a decrease in income taxes receivable, which amounts were partially offset by an increase of $1,187,000 in accounts receivable. The $219,000 net amount provided by the Company's financing activities was provided by the issuance of Common Stock upon the exercise of warrants. The $1,286,000 used in the Company's investing activities was used primarily to acquire machinery and equipment and secondarily computer equipment and software.

         Primarily because of the timing of orders and shipments, accounts receivable (net) increased by 5.0% in the first quarter of fiscal 1997 from the fiscal 1996 year-end amount. Compared with the September 30, 1995 amount, accounts receivable increased by 25.3% primarily because of terms given to certain large customers. The average collection period of accounts receivable at September 30, 1996 was 45 days, compared with 43 and 42 days at June 30, 1996 and September 30, 1995, respectively.

         Inventories decreased by 11.2% compared with the fiscal 1996 year-end amount and by 29.8% compared with the September 30, 1995 amount primarily because of the Company's better control and management of inventory levels.

         The Company's bank line of credit allows for borrowings and the issuance of commercial or standby letters of credit up to an aggregate of $5,000,000. Borrowings under the line of credit bear interest at either the bank's prime rate or at LIBOR plus 1.75%, at the Company's election. At September 30, 1996, Day Runner had no borrowings under its bank line of credit but had used the line of credit to secure outstanding letters of credit of approximately $1,000,000, which reduced the availability under the line of credit to approximately $4,000,000. Effective November 1, 1996, the Company amended its credit agreement to be due and payable in full on November 1, 1997. (See Note 3 to Consolidated Financial Statements.)

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

FORWARD LOOKING STATEMENTS

         With the exception of the actual reported financial results and other historical information, the statements made in the Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties that could affect actual future results. Such risk and uncertainties include, but are not limited to: timing and size of orders from large customers, timing and size of orders of new products, competition, large customers' inventory management, general economic conditions, the health of the retail environment, supply constraints, supplier performance and other risks indicated in the Company's filings with the Securities and Exchange Commission.

PART II --OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1 Credit Agreement dated as of May 1, 1993 between the Registrant and Wells Fargo Bank, National
                           Association, including Line of Credit Note(1), Assumption and Consent to Merger Agreement dated as of June 30, 1993, First Amendment to Credit Agreement dated as of December 15, 1993(2), Second Amendment to Credit Agreement dated as of May 1, 1994, including Line of Credit Note(3), Third Amendment to Credit Agreement dated as of October 1, 1994, including Line of Credit Note(4), Fourth Amendment to Credit Agreement dated as of October 2, 1995, including Revolving Line of Credit Note(5) and Fifth Amendment to Credit Agreement dated as of November 1, 1996, including Revolving Line of Credit Note.

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.


(1)Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on August 16, 1993.

(2)Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19835) filed with the Commission on March 30, 1994.

(3)Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on May 16, 1994.

(4)Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on November 14, 1994.

(5)Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on November 13, 1995.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Date:  November 13, 1996

                                          Day Runner, Inc.


                                          By:  /s/ MARK A. VIDOVICH
                                               ----------------------
                                               Mark A. Vidovich
                                               Chairman of the Board and
                                                Chief Executive Officer




                                           By: /s/ DENNIS K. MARQUARDT
                                               -----------------------
                                               Dennis K. Marquardt
                                               Executive Vice President, Finance
                                                & Administration and
                                                 Chief Financial Officer



                                INDEX TO EXHIBITS

                                                                                                       SEQUENTIALLY
                                                                                                         NUMBERED
EXHIBIT NUMBER AND DESCRIPTION                                                                             PAGE


10.1     Fifth Amendment to Credit Agreement dated as of November 1, 1996 between the
         Registrant and Wells Fargo Bank, National Association, including Revolving
         Line of Credit Note.....................................................................

27.1     Financial Data Schedule.................................................................


