Form 10-Q
period 1996-12-31
DAY RUNNER INC
filed 1997-02-13
CIK 853102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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

                                  Yes |X| No|_|

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

      Class                   Number of Shares Outstanding at February  6, 1997
--------------------------    --------------------------------------------------
Common Stock, $0.001 par value                   6,344,297

                                   DAY RUNNER, INC.

                                      INDEX

                                                                 Page Reference
COVER PAGE....................................................................1

INDEX.........................................................................2

PART I -- FINANCIAL INFORMATION

         Item 1.     Consolidated Financial Statements

                     Consolidated Balance Sheets
                       December 31, 1996 and June 30, 1996....................3

                     Consolidated Statements of Income
                       Three Months and Six Months Ended
                      December 31, 1996 and 1995..............................4

                     Consolidated Statements of Cash Flows
                       Six Months Ended December 31, 1996 and 1995............5

                     Notes to Consolidated Financial Statements...............6

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations............8

PART II -- OTHER INFORMATION

         Item 4.     Submission of Matters to a Vote of Security Holders......13

         Item 6.     Exhibits and Reports on Form 8-K.........................13

SIGNATURES....................................................................15

PART I -- FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements.
                        DAY RUNNER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS
                                                                                         December 31,      June 30,
                                                                                            1996            1996
                                                                                         ------------    -----------
                                                                                         (unaudited)      (audited)
Current assets:
     Cash and cash equivalents.......................................................    $  31,711        $  19,765
     Accounts receivable (less allowances for doubtful accounts and sales returns and other allowances of $8,247 and $7,374 at December 31, 1996 and
          June 30, 1996, respectively)...............................................       20,185           21,441
     Inventories.....................................................................       18,265           20,040
     Prepaid expenses and other current assets.......................................        1,890            1,710
     Income taxes receivable.........................................................                         1,930
     Deferred income taxes...........................................................        5,200            5,200
                                                                                         ---------        ---------
          Total current assets.......................................................       77,251           70,086
                                                                                         ---------        ---------

Property and equipment -- At cost:
     Machinery and equipment.........................................................        8,075            6,942
     Data processing equipment and software..........................................        5,475            4,707
     Leasehold improvements..........................................................        1,614            1,514
     Vehicles........................................................................          275              202
                                                                                         ---------        ---------
          Total......................................................................       15,439           13,365
     Less accumulated depreciation and amortization..................................        7,334            5,864
                                                                                         ---------        ---------
     Property and equipment -- net...................................................        8,105            7,501
                                                                                         ---------        ---------
Other assets.........................................................................          342              344
                                                                                         ---------        ---------
Total assets.........................................................................    $  85,698        $  77,931
                                                                                         =========        =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable................................................................     $  5,591        $   8,063
     Accrued expenses................................................................       11,167           10,370
     Current portion of capital lease obligations....................................           16
     Income taxes payable............................................................          482
                                                                                         ---------        ---------
          Total current liabilities..................................................       17,256           18,433
                                                                                         ---------        ---------
Long-term liabilities -
     Capital lease obligations.......................................................           72
                                                                                         ---------
Stockholders' equity:
     Preferred stock (1,000,000 shares authorized, $0.001 par value; no shares issued or outstanding).............................................................
     Commonstock (14,000,000 shares authorized,  $0.001 par value; 6,344,140 and
           6,304,771 issued and outstanding at December 31, 1996 and
           June 30, 1996, respectively)..............................................            6                6
     Additional paid-in capital......................................................       23,257           22,869
     Retained earnings...............................................................       44,972           36,620
     Cumulative translation adjustment...............................................          135                3
                                                                                         ---------        ---------
          Total stockholders' equity.................................................       68,370           59,498
                                                                                         ---------        ---------
Total liabilities and stockholders' equity...........................................    $  85,698        $  77,931
                                                                                         =========        =========

     See accompanying notes to consolidated financial statements.

                        DAY RUNNER, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                  Three Months Ended            Six Months Ended
                                                                     December 31,                  December 31,
                                                                    1996        1995             1996       1995
                                                                    ----        ----             ----       ----
Sales........................................................   $  35,014   $  40,058         $  68,563   $  72,864
Cost of goods sold...........................................      16,656      19,380            32,748      35,731
                                                                ---------   ---------         ---------   ---------
Gross profit.................................................      18,358      20,678            35,815      37,133
                                                                ---------   ---------         ---------   ---------

Operating expenses:
     Selling, marketing and distribution.....................       7,741       8,372            15,601      15,843
     General and administrative..............................       3,413       4,091             6,807       7,610
                                                                ---------   ---------         ---------   ---------
         Total operating expenses............................      11,154      12,463            22,408      23,453
                                                                ---------   ---------         ---------   ---------

Income from operations.......................................       7,204       8,215            13,407      13,680
Net interest income..........................................         303         104               513         158
                                                                ---------   ---------         ---------   ---------

Income before provision for income taxes.....................       7,507       8,319            13,920      13,838
Provision for income taxes...................................       3,003       3,397             5,568       5,743
                                                                ---------   ---------         ---------   ---------
Net income...................................................   $   4,504   $   4,922         $   8,352   $   8,095
                                                                =========   =========         =========   =========

Earnings per common and common equivalent share..............   $    0.67   $    0.75         $    1.25   $   1.25
                                                                =========   =========         =========   ========

Weighted average number of common and common
         equivalent shares...................................       6,678       6,584             6,692       6,497
                                                                =========   =========         =========   =========




     See accompanying notes to consolidated financial statements.




                        DAY RUNNER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                            Six Months Ended
                                                                                               December 31,
                                                                                             1996        1995
                                                                                              ----        ----
    Net income....................................................................        $  8,352     $ 8,095
    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
       Depreciation and amortization..............................................           1,566         854
       Provision for losses on accounts receivable................................             214         485
       Write-off of barter credits................................................                         220
       Changes in operating assets and liabilities:
          Accounts receivable.....................................................           1,091      (3,700)
          Inventories.............................................................           1,867       7,374
          Prepaid expenses and other current assets...............................            (171)        391
          Income taxes receivable.................................................           1,930
          Accounts payable........................................................          (2,571)     (3,735)
          Accrued expenses........................................................             785       2,524
          Income taxes payable....................................................             482      (1,246)
                                                                                         ---------   ---------
             Net cash provided by operating activities............................          13,545      11,262
                                                                                         ---------   ---------
Cash flows from investing activities:
    Acquisition of property and equipment.........................................          (2,080)     (1,497)
    Other assets..................................................................               2          (6)
                                                                                         ---------   ---------
         Net cash used in investing activities....................................          (2,078)     (1,503)
                                                                                         ----------  ---------
Cash flows from financing activities:
    Repayment of long-term debt...................................................                         (77)
    Repayment of capital lease obligations........................................                          (8)
    Net proceeds from issuance of common stock....................................             388       1,049
                                                                                         ---------   ---------
         Net cash provided by financing activities................................             388         964
                                                                                         ---------   ---------
Effect of exchange rate changes in cash...........................................              91         130
                                                                                         ---------   ---------
Net increase in cash and cash equivalents.........................................          11,946      10,853
Cash and cash equivalents at beginning of period..................................          19,765       4,269
                                                                                         ---------   ---------
Cash and cash equivalents at end of period........................................       $  31,711   $  15,122
                                                                                         =========   =========
     See accompanying notes to consolidated financial statements.

                        DAY RUNNER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information relating to the three months and six months ended
                    December 31, 1996 and 1995 is unaudited)


1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

         The accompanying consolidated balance sheet as of December 31, 1996, consolidated statements of income for the three-month and six-month periods ended December 31, 1996 and 1995 and consolidated statements of cash flows for the six-month periods ended December 31, 1996 and 1995 are unaudited but, in the opinion of management, include all adjustments consisting of normal, recurring accruals necessary for a fair presentation of the financial position and the results of operations for such periods. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in the financial statements included herein are adequate to make the information therein not misleading. The financial statements included herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 1996, and the notes thereto, which are included in the Company's Annual Report on Form 10-K.

         The results of operations for the three months and six months ended December 31, 1996 and 1995 are not necessarily indicative of the results for a full year. The seasonality of the Company's financial results and the unpredictability of the factors affecting such seasonality make the Company's quarterly and yearly financial results difficult to predict and subject to significant fluctuation.

2.  LINE OF CREDIT

         Effective November 1, 1996, the Company amended its credit agreement with a bank. The amended terms of the agreement allow the Company to borrow up to $5,000,000 under a line of credit and open commercial letters of credit or open standby letters of credit up to $5,000,000 through November 1, 1997. However, in no event may the aggregate of borrowings and letters of credit exceed $5,000,000. Commercial letters of credit and standby letters of credit shall be issued for a term not to exceed 180 days and shall not expire subsequent to February 1, 1998 and May 1, 1998, respectively. Borrowings are collateralized by accounts receivable, inventories and certain other assets. Borrowings under the line of credit bear interest either at the bank's prime rate (8.25% at December 31, 1996) or at LIBOR (5.50% at December 31, 1996) plus 1.75%, at the Company's election. The credit agreement requires the Company to maintain total debt to tangible net worth of not more than 1.5 to 1 and to maintain certain specified operating ratios. The agreement also requires that the Company obtain the bank's approval to declare or pay dividends in excess of $200,000.

3.  STOCKHOLDERS' EQUITY

         During the six months ended December 31, 1996, certain directors, officers and employees exercised options and warrants to purchase an aggregate of 39,369 shares of the Company's Common Stock for an aggregate of approximately $388,000.

4.  OTHER TRANSACTIONS

         During fiscal 1995 and calendar 1993, the Company entered into barter agreements whereby it delivered $132,000 and $1,098,000, respectively, of its inventory in exchange for future advertising credits and other items. The credits, which expire in October 1998, are valued at the lower of the Company's cost or market value of the inventory transferred. The Company has recorded barter credits of $36,000 in prepaid expenses and other current assets at December 31, 1996 and at June 30, 1996. At December 31, 1996 and June 30, 1996, other assets include $279,000 of such credits. These credits are charged to expense as they are used. During the six months ended December 31, 1996 and 1995, no amounts were charged to expense for barter credits used.

         The Company assesses the recoverability of barter credits periodically. Factors considered in evaluating the recoverability include management's plans with respect to advertising and other expenditures for which barter credits can be used. Any impairment losses are charged to operations as they are determinable. During the six months ended December 31, 1995, the Company charged $220,000 to operations for such impairment losses. No amounts were charged to operations during the six months ended December 31, 1996 for such impairment losses.

5.  EARNINGS PER SHARE

         Earnings per share information is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options and warrants. For the three months and six months ended December 31, 1996 and 1995, the Company used the treasury stock method and modified treasury stock method, respectively, of computing earnings per share.

 6.   STATEMENTS OF CASH FLOW

         Capital lease obligations totaling $88,000 were incurred during the three months ended December 31, 1996 when the Company entered into leases to acquire certain vehicles.

                                               Six Months Ended December 31,
                                                  1996             1995
                                               ------------------------------
    Supplemental disclosure of cash flow
      information  (in thousands)-
      Cash paid during the period for:
        Interest                               $     56       $      65
        Income taxes                           $  3,174       $   6,989

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

         Since the Company's introduction of the first Day Runner System organizer in 1982, the Company's revenues have been generated by unit sales primarily of organizers and planners and secondarily of refills. Sales increases have resulted from higher sales of existing products, new products and product line extensions. The Company focuses the great majority of its product development, sales and marketing efforts on the office products channel, which accounted for 58.7% of second quarter fiscal 1997 sales and 55.9% of sales for the six months ended December 31, 1996, and the mass market channel, which accounted for 30.1% of second quarter fiscal 1997 sales and 33.6% of sales for the six months ended December 31, 1996.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages that income statement items bear to sales and the percentage change in the dollar amounts of such items.


                                                                                               Percentage Change
                                                                                               -----------------
                                                            Percentage of Sales              Three         Six
                                                            -------------------              Months       Months
                                                       Three                 Six             Ended        Ended
                                                      Months Ended        Months Ended    December 31, December 31,
                                                      December 31,         December 31,       1995           1995
                                                   1996       1995      1996      1995       to 1996      to 1996
                                                   ----       ----      ----      ----       -------      -------

Sales............................................  100.0%    100.0%     100.0%   100.0%       (12.6)%      (5.9)%
Cost of goods sold...............................   47.6      48.4       47.8     49.0        (14.1)       (8.3)
                                                   -----     -----      -----    -----
Gross profit.....................................   52.4      51.6       52.2     51.0        (11.2)       (3.5)
                                                   -----     -----      -----    -----
Operating expenses:
   Selling, marketing and distribution...........   22.1      20.9       22.8     21.7         (7.5)       (1.5)
   General and administrative....................    9.7      10.2        9.9     10.5        (16.6)      (10.6)
                                                   -----     -----      -----    -----
     Total operating expenses....................   31.8      31.1       32.7     32.2        (10.5)       (4.5)
                                                   -----     -----      -----    -----
Income from operations...........................   20.6      20.5       19.5     18.8        (12.3)       (2.0)
Net interest income..............................    0.9       0.3        0.8      0.2          NM           NM
                                                    ----     -----       -----   -----
Income before provision for income taxes.........   21.5      20.8       20.3     19.0         (9.8)        0.6
Provision for income taxes.......................    8.6       8.5        8.1      7.9        (11.6)       (3.0)
                                                   -----     -----      -----    -----
Net income.......................................   12.9%     12.3%      12.2%    11.1%        (8.5)        3.2
                                                   =====     =====      =====    =====

         The following tables set forth, for the periods indicated, the Company's approximate sales by product category and distribution channel and as a percentage of total sales.

Product Category:

                                      Three Months Ended December 31,              Six Months Ended December 31,
                                          1996              1995                  1996                 1995
                                      --------------    ----------------      -----------------    -----------------
                                                            (unaudited; dollars in thousands)
Organizers and planners.........    $20,179    57.6%   $ 24,977     62.4%      $41,240     60.1%   $ 45,152     62.0%
Refills.........................     12,981    37.1      14,473     36.1        23,425     34.2      26,373     36.2
Other...........................      1,854     5.3         608      1.5         3,898      5.7       1,339      1.8
                                    -------   ------    -------    -----      --------    -----    --------    ------
   Total........................    $35,014   100.0%    $40,058    100.0%     $ 68,563    100.0%   $ 72,864    100.0%
                                    =======   ======    =======    ======     ========    ======   ========    ======


Distribution Channel:

                                      Three Months Ended December 31,              Six Months Ended December 31,
                                         1996                 1995                  1996                 1995
                                      -------------    -----------------      -----------------   ------------------
                                                            (unaudited; dollars in thousands)

Office products.................    $20,546    58.7%    $25,020     62.4%     $ 38,329     55.9%   $ 41,642     57.1%
Mass market.....................     10,525    30.1      11,813     29.5        23,005     33.6      23,580     32.4
Foreign customers...............      1,754     5.0       1,077      2.7         3,118      4.5       3,259      4.5
Other...........................      2,189     6.2       2,148      5.4         4,111      6.0       4,383      6.0
                                    -------     ----    -------     -----     --------      ----   --------     ----
   Total........................    $35,014   100.0%    $40,058    100.0%     $ 68,563    100.0%   $ 72,864    100.0%
                                    =======   ======    =======    ======     ========    ======   ========    ======

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH
THE THREE MONTHS ENDED DECEMBER 31, 1995

         SALES. Sales consist of revenues from gross product shipments net of allowances for returns, rebates and credits. In the second quarter of fiscal 1997, sales decreased by $5,044,000, or 12.6%, due primarily to lower unit sales of organizers and planners. Sales of organizers and planners declined by $4,798,000, or 19.2%, and sales of refills (which include calendars and accessories) declined by $1,492,000, or 10.3%. These decreases were partially offset by an increase in sales of miscellaneous products grouped together as "other" which grew by $1,246,000, or 204.9%. Product sales were primarily to the office products channel and secondarily to mass market customers. Sales to office products customers declined by $4,474,000, or 17.9%, and sales to mass market customers declined by $1,288,000, or 10.9%. These decreases were partially offset by sales to foreign customers which grew by $677,000, or 62.9%; and sales to miscellaneous customers grouped together as "other" which grew by $41,000, or 1.9%.

         GROSS PROFIT. Gross profit is sales less cost of goods sold, which is comprised of materials, labor and manufacturing overhead. Gross profit may be affected by, among other things, product mix, production levels, changes in vendor and customer prices and discounts, sales volume and growth rate, purchasing and manufacturing efficiencies, tariffs, duties and inventory carrying costs. Gross profit as a percentage of sales increased from 51.6% in the second quarter of fiscal 1996 to 52.4% in the second quarter of fiscal 1997 primarily because of a decrease in the provision for obsolete inventory, due to the Company's better management of its dated goods inventory, and secondarily because of improved purchasing efficiencies.

         OPERATING EXPENSES. Total operating expenses decreased by $1,309,000, or 10.5%, in the second quarter of fiscal 1997 compared with the second quarter of fiscal 1996 but, because of the lower sales level, increased as a percentage of sales from 31.1% to 31.8%. Due primarily to lower advertising and promotional expenses and secondarily to decreased freight costs, selling, marketing and distribution expenses decreased $631,000 but, because of the lower sales level, increased as a percentage of sales from 20.9% to 22.1%. Primarily because of a decrease in the provision for losses on accounts receivable, general and administrative expenses decreased by $678,000 and from 10.2% to 9.7% as a percentage of sales. During the quarter ended December 31, 1995, the Company had recorded an additional reserve for a major customer that was experiencing financial difficulties.

         NET INTEREST INCOME. Primarily because of the Company's higher levels of cash available for short-term investment, net interest income in the second quarter of fiscal 1997 increased by $199,000 compared with the second quarter of fiscal 1996 and increased as a percentage of sales from 0.3% to 0.9%.

         INCOME TAXES. Primarily because of the improved financial results of the Company's Hong Kong subsidiary, the Company's second quarter fiscal 1997 effective tax rate was 40.0%, compared with 40.8% for the second quarter of fiscal 1996.

SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH
THE SIX MONTHS ENDED DECEMBER 31, 1995

         SALES. In the six months ended December 31, 1996 compared with the six months ended December 31, 1995, sales decreased by $4,301,000, or 5.9%, due primarily to lower unit sales of organizers and planners and secondarily to lower sales of refills. Sales of organizers and planners declined by $3,912,000, or 8.7%, and sales of refills declined by $2,948,000, or 11.2%. These decreases were partially offset by an increase in sales of miscellaneous products grouped together as "other," which grew by $2,559,000, or 191.1%. Product sales were primarily to the office products channel and secondarily to mass market customers. Sales to office products customers declined by $3,313,000, or 8.0%; sales to mass market customers declined by $575,000, or 2.4%; sales to foreign customers declined by $141,000, or 4.3%; and sales to miscellaneous customers grouped together as "other" decreased by $272,000, or 6.2%.

         GROSS PROFIT. Gross profit as a percentage of sales increased from 51.0% in the first six months of fiscal 1996 to 52.2% in the first six months of fiscal 1997 primarily because of improved purchasing efficiencies and secondarily because of a decrease in the provision for obsolete inventory, due to the Company's better management of its inventory.

         OPERATING EXPENSES. Total operating expenses decreased by $1,045,000, or 4.5%, in the first six months of fiscal 1997 compared with the first six months of fiscal 1996, but, because of the lower sales level, increased as a percentage of sales from 32.2% to 32.7%. Due primarily to lower advertising and promotional expenses and secondarily to lower freight costs, selling, marketing and distribution expenses decreased $242,000 but, because of the lower sales level, increased as a percentage of sales from 21.7% to 22.8%. Primarily because of a decrease in the provision for losses on accounts receivable and secondarily to lower legal and accounting costs, general and administrative expenses decreased by $803,000 and from 10.5% to 9.9% as a percentage of sales. During the six months ended December 31, 1995, the Company had recorded an additional reserve for a major customer that was experiencing financial difficulties.

         NET INTEREST INCOME. Primarily because of the Company's higher levels of cash available for short-term investment, net interest income in the first six months of fiscal 1997 increased by $355,000 compared with the first six months of fiscal 1996 and increased as a percentage of sales from 0.2% to 0.8%.

         INCOME TAXES. Primarily because of the improved financial results of the Company's Hong Kong subsidiary, the effective tax rate for the first six months of fiscal 1997 was 40.0%, compared with 41.5% for the first six months of fiscal 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents at December 31, 1996 increased to $31,711,000 from $19,765,000 at June 30, 1996. In the six months ended December 31, 1996, net cash of $13,545,000 and $388,000 provided by operating activities and financing activities, respectively, offset net cash of $2,078,000 used in investing activities. Of the $13,545,000 net amount provided by the Company's operating activities, $8,352,000 was provided by net income, $1,930,000 was provided by a decrease in income taxes receivable, $1,867,000 was provided by a decrease in inventories and $1,566,000 was provided by depreciation and amortization, which amounts were partially offset by a decrease of $2,571,000 in accounts payable. The $388,000 net amount provided by the Company's financing activities was provided by the issuance of Common Stock upon exercise of then-outstanding stock options and warrants. The $2,078,000 used in the Company's investing activities was used to acquire primarily machinery and equipment and secondarily computer equipment and software.

         Primarily because of the decrease in sales and the timing of orders and shipments, accounts receivable (net) at December 31, 1996 decreased by 5.9% from the fiscal 1996 year-end amount. Compared with the December 31, 1995 amount, accounts receivable (net) decreased by 10.6% primarily because of the decrease in sales. The average collection period of accounts receivable at December 31, 1996 was 47 days, compared with 43 days at June 30, 1996 and December 31, 1995, respectively.

         Inventories at December 31, 1996 decreased by 8.9% compared with the fiscal 1996 year-end amount and by 4.6% from the December 31, 1995 amount primarily because of the Company's improved control and management of inventory levels.

         The Company's bank line of credit allows for borrowings and the issuance of commercial or standby letters of credit up to an aggregate of $5,000,000. Borrowings under the line of credit bear interest at either the bank's prime rate or at LIBOR plus 1.75%, at the Company's election, and are due and payable in full on November 1, 1997. At December 31, 1996, Day Runner had no borrowings under its bank line of credit but had used the line of credit to secure outstanding letters of credit of approximately $1,133,000, which reduced the availability under the line of credit to approximately $3,867,000. (See Note 2 to Consolidated Financial Statements.)

         The Company has not incurred significant losses or gains from foreign currency exchange rate fluctuations. The continuing expansion of the Company's operations in Hong Kong, Mexico and the United Kingdom could, however, result in larger gains or losses as a result of fluctuations in foreign currency exchange rates as those subsidiaries conduct business in whole or in part in foreign currencies.

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

PART II --OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

                   (a)On  December  4, 1996,  the  Company  held its 1996 Annual
                      Meeting of Stockholders (the "Annual Meeting").

                   (b)At the Annual Meeting, the Company's  stockholders elected the following persons as directors of the Company. The number of votes cast for each director, as well as the number of votes withheld, are listed opposite each director's name.

                                  Name                   Votes
                                   of                  Cast for           Votes
                                Director               Director         Withheld
                                --------               --------         --------

                             James P. Higgins         5,075,010           8,886
                             Jill Tate Higgins        5,074,911           8,985
                             Charles Miller           5,074,610           9,286
                             Alan R. Rachlin          5,076,110           7,786
                             Mark A.  Vidovich        5,076,210           7,686
                             Boyd I. Willat           5,073,794          10,102
                             Felice Willat            5,074,128           9,768

                   (c)At the Annual Meeting,  the  stockholders  approved,  with
                      4,457,752 votes cast in favor, 546,104 votes cast against, 23,274 abstentions and 56,766 broker nonvotes, the amendment to the Company's 1995 Stock Option Plan to increase the aggregate number of shares authorized for issuance thereunder from 300,000 to 500,000 shares.

                   (d)At the Annual Meeting,  the  stockholders  approved,  with
                      4,621,221 votes cast in favor, 379,248 votes cast against, 26,661 abstentions and 56,766 broker nonvotes, the Company's grant to each of its non-employee directors of a warrant to purchase 25,000 shares of the Company's Common Stock.

                   (e)At the  Annual  Meeting,  with  5,073,229  votes  cast  in favor, 5,317 votes cast against and 5,350 abstentions, the stockholders ratified the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending June 30, 1997.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1 Amendment No. 1, dated October 21, 1996, to the Company's 1995 Stock Option Plan.(1)

                  10.2 Form of Warrant to purchase shares of the Registrant's Common Stock issued to non-employee directors on December 4, 1996 and schedule of warrantholders.(1)

                  27.1    Financial Data Schedule

         (b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

(1)Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-20247) filed with the Commission on
   January 23, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Date:  February 12, 1997
                                            Day Runner, Inc.



                                         By:     /s/ MARK A. VIDOVICH
                                            -----------------------------------
                                                     Mark A. Vidovich
                                                     Chairman of the Board and
                                                     Chief Executive Officer




                                         By:     /s/ DENNIS K. MARQUARDT
                                            -----------------------------------
                                                     Dennis K. Marquardt
                                                     Executive Vice President,
                                                     Finance & Administration
                                                     and Chief Financial Officer