Form 10-Q
period 1997-03-31
DAY RUNNER INC
filed 1997-05-15
CIK 853102

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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
                                  Yes |X| No|_|

     Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date:

          Class                    Number of Shares Outstanding at May 9, 1997
-------------------------------    -------------------------------------------
Common Stock, $0.001 par value                        6,347,297

                                DAY RUNNER, INC.

                                      INDEX


                                                                  Page Reference

COVER PAGE....................................................................1

INDEX    .....................................................................2

PART I -- FINANCIAL INFORMATION

         Item 1.     Consolidated Financial Statements

                     Consolidated Balance Sheets
                       March 31, 1997 and June 30, 1996.......................3

                     Consolidated Statements of Income
                       Three Months and Nine Months Ended
                      March 31, 1997 and 1996.................................4

                     Consolidated Statements of Cash Flows
                       Nine Months Ended March 31, 1997 and 1996..............5

                     Notes to Consolidated Financial Statements...............6

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations............8

PART II -- OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K........................13

SIGNATURES...................................................................14

PART I -- FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements.

                        DAY RUNNER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS
                                                                                         March 31,        June 30,
                                                                                          1997              1996
                                                                                        ---------        ----------
                                                                                        (unaudited)      (audited)
Current assets:
     Cash and cash equivalents.......................................................    $  27,838        $  19,765
     Accounts receivable (less allowances for doubtful accounts and sales returns and other allowances of $7,123 and $7,374 at March 31, 1997 and
          June 30, 1996, respectively)...............................................        7,611           21,441
     Inventories.....................................................................       23,189           20,040
     Prepaid expenses and other current assets.......................................        2,234            1,710
     Income taxes receivable.........................................................        2,345            1,930
     Deferred income taxes...........................................................        5,200            5,200
                                                                                         ---------        ---------
          Total current assets.......................................................       68,417           70,086
                                                                                         ---------        ---------

Property and equipment -- At cost:
     Machinery and equipment.........................................................        8,846            6,942
     Data processing equipment and software..........................................        5,809            4,707
     Leasehold improvements..........................................................        1,693            1,514
     Vehicles........................................................................          213              202
                                                                                         ---------        ---------
          Total......................................................................       16,561           13,365
     Accumulated depreciation and amortization.......................................       (8,080)          (5,864)
                                                                                         ---------        ---------
     Property and equipment -- net...................................................        8,481            7,501
                                                                                         ---------        ---------
Other assets.........................................................................          338              344
                                                                                         ---------        ---------
Total assets.........................................................................    $  77,236        $  77,931
                                                                                         =========        =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable................................................................     $  5,726        $   8,063
     Accrued expenses................................................................        8,887           10,370
     Current portion of capital lease obligations....................................           16
                                                                                          --------        ---------
          Total current liabilities..................................................       14,629           18,433
                                                                                         ---------        ---------
Long-term liabilities:
     Capital lease obligations.......................................................           64
                                                                                         ---------
Stockholders' equity:
     Preferred stock (1,000,000 shares authorized, $0.001 par value; no shares issued or outstanding).............................................................
     Common stock (14,000,000  shares  authorized,  $0.001 par value;  6,344,297 issued and 6,119,997  outstanding at March 31, 1997;  6,304,771  issued
         and
         outstanding at June 30, 1996)...............................................            6                6
     Additional paid-in capital......................................................       23,259           22,869
     Retained earnings...............................................................       45,030           36,620
     Cumulative translation adjustment...............................................           10                3
     Treasury stock:  224,300 shares, at cost........................................       (5,762)
                                                                                         ---------        ---------
          Total stockholders' equity.................................................       62,543           59,498
                                                                                         ---------        ---------
Total liabilities and stockholders' equity...........................................    $  77,236        $  77,931
                                                                                         =========        =========

                See accompanying notes to consolidated financial
                                  statements.



                        DAY RUNNER, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                  Three Months Ended            Nine Months Ended
                                                                       March 31,                     March 31,
                                                                    1997        1996              1997        1996
                                                                    ----        ----              ----        ----
Sales........................................................   $  21,020   $  18,106         $  89,583   $  90,970
Cost of goods sold...........................................      10,035       8,601            42,783      44,332
                                                                ---------   ---------         ---------   ---------
Gross profit.................................................      10,985       9,505            46,800      46,638
                                                                ---------   ---------         ---------   ---------

Operating expenses:
     Selling, marketing and distribution.....................       6,273       5,381            21,874      21,224
     General and administrative..............................       3,469       3,103            10,276      10,713
     Costs incurred in pursuing acquisitions.................       1,491                         1,491
                                                                ---------   ---------         ---------   ---------
         Total operating expenses............................      11,233       8,484            33,641      31,937
                                                                ---------   ---------         ---------   ---------

(Loss) income from operations................................        (248)      1,021            13,159      14,701
Net interest income..........................................         345         252               858         410
                                                                ---------   ---------         ---------   ---------

Income before provision for income taxes.....................          97       1,273            14,017      15,111
Provision for income taxes...................................          39         528             5,607       6,271
                                                                ---------   ---------         ---------   ---------
Net income...................................................   $      58   $     745         $   8,410   $   8,840
                                                                =========   =========         =========   =========

Earnings per common and common equivalent share..............   $    0.01   $    0.11         $    1.26   $    1.35
                                                                =========   =========         =========   =========

Weighted average number of common and common
         equivalent shares...................................       6,532       6,657             6,651       6,564
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




                        DAY RUNNER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                            Nine Months Ended
                                                                                                 March 31,
                                                                                             1997        1996
                                                                                             ----        ----
Cash flows from operating activities:
    Net income....................................................................        $  8,410     $ 8,840
    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
       Depreciation and amortization..............................................           2,379       1,333
       Provision for losses on accounts receivable................................             275         557
       Write-off of barter credits................................................                         220
       Changes in operating assets and liabilities:
          Accounts receivable.....................................................          13,571      13,306
          Inventories.............................................................          (3,096)      7,331
          Prepaid expenses and other current assets...............................            (520)        (71)
          Income taxes receivable.................................................            (415)     (1,079)
          Accounts payable........................................................          (2,551)     (5,092)
          Accrued expenses........................................................          (1,552)        136
          Income taxes payable....................................................                      (2,719)
                                                                                         ---------   ---------
             Net cash provided by operating activities............................          16,501      22,762
                                                                                         ---------   ---------
Cash flows from investing activities:
    Acquisition of property and equipment.........................................          (3,269)     (1,914)
    Other assets..................................................................               5          (5)
                                                                                         ---------   ---------
         Net cash used in investing activities....................................          (3,264)     (1,919)
                                                                                         ----------  ---------
Cash flows from financing activities:
    Repayment of long-term debt...................................................                        (115)
    Repayment of capital lease obligations........................................             (10)        (11)
    Net proceeds from issuance of common stock....................................             390       1,192
    Repurchase of common stock....................................................          (5,762)
                                                                                         ----------  ---------
         Net cash (used in) provided by financing activities......................          (5,382)      1,066
                                                                                         ----------  ---------
Effect of exchange rate changes in cash...........................................             218         121
                                                                                         ---------   ---------
Net increase in cash and cash equivalents.........................................           8,073      22,030
Cash and cash equivalents at beginning of period..................................          19,765       4,269
                                                                                         ---------   ---------
Cash and cash equivalents at end of period........................................       $  27,838   $  26,299
                                                                                         =========   =========
                See accompanying notes to consolidated financial
                                  statements.


                        DAY RUNNER, INC. AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL
                  STATEMENTS (Information relating to the three
                          months and nine months ended
                      March 31, 1997 and 1996 is unaudited)

1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

         The accompanying consolidated balance sheet as of March 31, 1997, consolidated statements of income for the three-month and nine-month periods ended March 31, 1997 and 1996 and consolidated statements of cash flows for the nine-month periods ended March 31, 1997 and 1996 are unaudited but, in the opinion of management, include all adjustments consisting of normal, recurring accruals necessary for a fair presentation of the financial position and the results of operations for such periods. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in the financial statements included herein are adequate to make the information therein not misleading. The financial statements included herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 1996, and the notes thereto, which are included in the Company's Annual Report on Form 10-K.

         The results of operations for the three months and nine months ended March 31, 1997 and 1996 are not necessarily indicative of the results for a full year. The seasonality of the Company's financial results and the unpredictability of the factors affecting such seasonality make the Company's quarterly and yearly financial results difficult to predict and subject to significant fluctuation.

2.  INVENTORIES

         Inventories consist of the following (in thousands):

                                              March 31,             June 30,
                                                1997                  1996
                                                ----                  ----

         Raw materials...................  $    7,320             $    8,212
         Work in process.................         462                    327
         Finished goods..................      15,407                 11,501
                                           ----------             ----------
                  Total..................  $   23,189             $   20,040
                                           ==========             ==========

3.  LINE OF CREDIT

         Effective November 1, 1996, the Company amended its credit agreement with a bank. The amended terms of the agreement allow the Company to borrow up to $5,000,000 under a line of credit and open commercial letters of credit or open standby letters of credit up to $5,000,000 through November 1, 1997. However, in no event may the aggregate of borrowings and letters of credit exceed $5,000,000. Commercial letters of credit and standby letters of credit shall be issued for a term not to exceed 180 days and shall not expire subsequent to February 1, 1998 and May 1, 1998, respectively. Borrowings are collateralized by accounts receivable, inventories and certain other assets. Borrowings under the line of credit bear interest either at the bank's prime rate (8.50% at March 31, 1997) or at LIBOR (5.6875% at March 31, 1997) plus 1.75%, at the Company's election. The credit agreement requires the Company to maintain total debt to tangible net worth of not more than 1.5 to 1 and to maintain certain specified operating ratios. The agreement also requires that the Company obtain the bank's approval to declare or pay dividends in excess of $200,000.

4.  STOCKHOLDERS' EQUITY

       During the nine months ended March 31, 1997, certain directors, officers and employees exercised options and warrants to purchase an aggregate of 39,526 shares of the Company's Common Stock for an aggregate of approximately $390,000.

5.  OTHER TRANSACTIONS

         During fiscal 1995 and calendar 1993, the Company entered into barter agreements whereby it delivered $132,000 and $1,098,000, respectively, of its inventory in exchange for future advertising credits and other items. The credits, which expire in October 1998, are valued at the lower of the Company's cost or market value of the inventory transferred. The Company has recorded barter credits of $36,000 in prepaid expenses and other current assets at March 31, 1997 and at June 30, 1996. At March 31, 1997 and June 30, 1996, other assets include $279,000 of such credits. These credits are charged to expense as they are used. During the nine months ended March 31, 1997 and 1996, no amounts were charged to expense for barter credits used.

         The Company assesses the recoverability of barter credits periodically. Factors considered in evaluating the recoverability include management's plans with respect to advertising and other expenditures for which barter credits can be used. Any impairment losses are charged to operations as they are determinable. During the nine months ended March 31, 1996, the Company charged $220,000 to operations for such impairment losses. No amounts were charged to operations during the nine months ended March 31, 1997 for such impairment losses.

6.  EARNINGS PER SHARE

         Earnings per share information is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options and warrants. In computing earnings per share, the Company used the modified treasury stock method for the three and nine months ended March 31, 1997 and the treasury stock method for the three and nine months ended March 31, 1996.

7.   STATEMENTS OF CASH FLOW

         During the nine months ended March 31, 1997, the Company incurred a total of $88,000 in capital lease obligations, comprised of leases on certain vehicles.

                                           Nine Months Ended March 31,
                                            1997               1996
                                          -----------------------------
 Supplemental disclosure of cash flow
       information  (in thousands)-
       Cash paid during the period for:
               Interest                   $   90             $   22
               Income taxes               $5,958             $9,988

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

         Since the Company's introduction of the first Day Runner System organizer in 1982, the Company's revenues have been generated by unit sales primarily of organizers and planners and secondarily of refills. Sales increases have resulted from higher sales of existing products, new products and/or product line extensions. The Company focuses the great majority of its product development, sales and marketing efforts on the office products channel, which accounted for 34.2% of third quarter fiscal 1997 sales and 50.8% of sales for the nine months ended March 31, 1997, and the mass market channel, which accounted for 48.6% of third quarter fiscal 1997 sales and 37.1% of sales for the nine months ended March 31, 1997.

Results of Operations

         The following table sets forth, for the periods indicated, the percentages that income statement items bear to sales and the percentage change in the dollar amounts of such items.


                                                                                              Percentage Change
                                                                                              -----------------
                                                            Percentage of Sales              Three       Nine
                                                            --------------------             Months     Months
                                                         Three               Nine            Ended       Ended
                                                      Months Ended        Months Ended       March 31   March 31
                                                       March 31,           March 31,          1996        1996
                                                     1997      1996       1997     1996      to 1997     to 1997
                                                     ----      ----       ----     ----      -------     -------
Sales............................................  100.0%    100.0%     100.0%   100.0%        16.1%       (1.5)%
Cost of goods sold...............................   47.7      47.5       47.8     48.7         16.7        (3.5)
                                                   -----     -----      -----    -----
Gross profit.....................................   52.3      52.5       52.2     51.3         15.6         0.3
                                                   -----     -----      -----    -----
Operating expenses:
   Selling, marketing and distribution...........   29.8      29.7       24.4     23.3         16.6         3.1
   General and administrative....................   16.5      17.2       11.4     11.8         11.8        (4.1)
   Costs incurred in pursuing acquisitions.......    7.1                  1.7                   NM          NM
                                                   -----     ----       -----    ----
     Total operating expenses....................   53.4      46.9       37.5     35.1         32.4         5.3
                                                   -----     -----      -----    -----
(Loss) income from operations....................   (1.1)      5.6       14.7     16.2        (124.3)     (10.5)
Net interest income..............................    1.6       1.4        1.0      0.4          36.9      109.3
                                                    ----     -----       ----    ------
Income before provision for income taxes.........    0.5       7.0       15.7     16.6        (92.4)       (7.2)
Provision for income taxes.......................    0.2       2.9        6.3      6.9        (92.6)      (10.6)
                                                   -----     -----      -----    -----
Net income.......................................    0.3%      4.1%       9.4%     9.7%       (92.2)       (4.9)
                                                   =====     =====      =====    =====

         The following tables set forth, for the periods indicated, the Company's approximate sales by product category and distribution channel and as a percentage of total sales.



PRODUCT CATEGORY:

                                        Three Months Ended March 31,              Nine Months Ended March 31,
                                          1997               1996                     1997                 1996
                                     --------------    -----------------        ---------------    -----------------
                                                            (unaudited; dollars in thousands)
Organizers and planners.........    $11,636    55.4%   $10,421     57.5%        $52,876     59.0%   $55,573      61.1%
Refills.........................      7,598    36.1      6,840     37.8          31,023     34.6     33,213      36.5
Other...........................      1,786     8.5        845      4.7           5,684      6.4      2,184       2.4
                                    -------   ------    -------    -----        --------    ------   --------   ------
  Total........................     $21,020   100.0%   $18,106    100.0%        $89,583     100.0%  $90,970     100.0%
                                    =======   ======   ========   ======        ========    ======  =========   ======


DISTRIBUTION CHANNEL:

                                        Three Months Ended March 31,              Nine Months Ended March 31,
                                         1997                 1996                    1997               1996
                                   -----------------    -----------------       ---------------    -----------------
                                                            (unaudited; dollars in thousands)

Office products.................    $ 7,181    34.2%    $ 7,491     41.4%       $45,510     50.8%   $ 49,133     54.0%
Mass market.....................     10,224    48.6       6,521     36.0         33,229     37.1      30,101     33.1
Foreign customers...............      1,443     6.9       1,301      7.2          4,561      5.1       4,560      5.0
Other...........................      2,172    10.3       2,793     15.4          6,283      7.0       7,176      7.9
                                    -------   ------    -------    ------        --------  ------   --------    -----
   Total........................    $21,020   100.0%    $18,106    100.0%       $89,583    100.0%   $ 90,970    100.0%
                                    =======   ======    =======    ======       ========   ======   ========    ======

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH
THE THREE MONTHS ENDED MARCH 31, 1996

         SALES. Sales consist of revenues from gross product shipments net of allowances for returns, rebates and credits. In the third quarter of fiscal 1997, sales increased by $2,914,000, or 16.1%, primarily because of a higher average selling price for organizers and planners. (Sales of discontinued items had increased unit sales of organizers and planners and reduced the average selling price during the third quarter of fiscal 1996.) In the quarter ended March 31, 1997, sales of organizers and planners grew by $1,215,000, or 11.7%; sales of refills (which include calendars and accessories) grew by $758,000, or 11.1%; and sales of miscellaneous products grouped together as "other" grew by $941,000, or 111.4%. Product sales were primarily to mass market customers and secondarily to office products customers. Sales to mass market customers grew by $3,703,000, or 56.8%, and sales to foreign customers grew by $142,000, or 10.9%. These increases were partially offset by decreases of $310,000, or 4.1%, in sales to office products customers and $621,000, or 22.2%, in sales to miscellaneous customers grouped together as "other."

         GROSS PROFIT. Gross profit is sales less cost of goods sold, which is comprised of materials, labor and manufacturing overhead. Gross profit may be affected by, among other things, product mix, production levels, changes in vendor and customer prices and discounts, sales volume and growth rate, sales returns, purchasing and manufacturing efficiencies, tariffs, duties and inventory carrying costs. Gross profit as a percentage of sales decreased from 52.5% in the third quarter of fiscal 1996 to 52.3% in the third quarter of fiscal 1997 primarily because of an increase in the provision for sales returns.

     OPERATING EXPENSES. Total operating expenses increased by $2,749,000, or 32.4%, in the third quarter of fiscal 1997 compared with the third quarter of fiscal 1996 and increased as a percentage of sales from 46.9% to 53.4% primarily because of $1,491,000 of costs incurred in pursuing acquisitions. These costs, which were incurred in pursuing two significant acquisitions that did not come to fruition, included legal, advisory and accounting fees and miscellaneous expenses. Without such costs, operating expenses, as a percentage of sales, for the quarter ended March 31, 1997 would have been 46.3% compared with 46.9% for the same quarter in the prior year. Primarily because of higher freight costs, selling, marketing and distribution expenses increased by $892,000 and from 29.7% to 29.8% as a percentage of sales. General and administrative expenses increased by $366,000 primarily because of increased legal and accounting and personnel costs, but decreased from 17.2% to 16.5% as a percentage of sales.

         NET INTEREST INCOME. Primarily because of the Company's higher levels of cash available for short-term investment, net interest income in the third quarter of fiscal 1997 increased by $93,000 compared with the third quarter of fiscal 1996 and increased as a percentage of sales from 1.4% to 1.6%.

         INCOME TAXES. Primarily because of the improved financial results of the Company's Hong Kong subsidiary, the Company's third quarter fiscal 1997 effective tax rate was 40.2%, compared with 41.5% for the third quarter of fiscal 1996.

         NET INCOME. Net income for the third quarter of fiscal 1997 decreased by $687,000 and from 4.1% to 0.3% as a percentage of sales. Without the costs incurred in pursuing acquisitions, net income would have grown by $208,000 and increased from 4.1% to 4.5% as a percentage of sales.


NINE MONTHS ENDED MARCH 31, 1997 COMPARED WITH
THE NINE MONTHS ENDED MARCH 31, 1996

         SALES. In the nine months ended March 31, 1997 compared with the nine months ended March 31, 1996, sales decreased by $1,387,000, or 1.5%, due primarily to lower unit sales of organizers and planners and secondarily to lower sales of refills. Sales of organizers and planners declined by $2,697,000, or 4.9%, and sales of refills declined by $2,190,000, or 6.6%. These decreases were partially offset by an increase in sales of miscellaneous products grouped together as "other," which grew by $3,500,000, or 160.3%. Product sales were primarily to the office products customers and secondarily to mass market customers. Sales to office products customers declined by $3,623,000, or 7.4%, and sales to miscellaneous customers grouped together as "other" decreased by $893,000, or 12.4%. These decreases were partially offset by growth of $3,128,000, or 10.4%, in sales to mass market customers.

         GROSS PROFIT. Gross profit as a percentage of sales increased from 51.3% in the first nine months of fiscal 1996 to 52.2% in the first nine months of fiscal 1997 primarily because of improved purchasing efficiencies.

     OPERATING EXPENSES. Total operating expenses increased by $1,704,000, or5.3%, in the first nine months of fiscal 1997 compared with the first nine months of fiscal 1996 and increased as a percentage of sales from 35.1% to 37.5% primarily because of $1,491,000 of costs incurred in pursuing acquisitions. These costs, which were incurred in pursuing two significant acquisitions that did not come to fruition, included legal, advisory and accounting fees and miscellaneous expenses. Without such costs, operating expenses, as a percentage of sales, for the nine months ended March 31, 1997 would have been 35.8% compared with 35.1% for the same period in the prior year. Due primarily to increased display costs, selling, marketing and distribution expenses increased by $650,000 and from 23.3% to 24.4% as a percentage of sales. Primarily because of a decrease in consulting costs and secondarily because of a decrease in the provision for losses on accounts receivable, general and administrative expenses decreased by $437,000 and from 11.8% to 11.4% as a percentage of sales.

         NET INTEREST INCOME. Primarily because of the Company's higher levels of cash available for short-term investment, net interest income in the first nine months of fiscal 1997 increased by $448,000 compared with the first nine months of fiscal 1996 and increased as a percentage of sales from 0.4% to 1.0%.

         INCOME TAXES. Primarily because of the improved financial results of the Company's Hong Kong subsidiary, the effective tax rate for the first nine months of fiscal 1997 was 40.0%, compared with 41.5% for the first nine months of fiscal 1996.

         NET INCOME. Net income for the nine months ended March 31, 1997 decreased by $430,000 and from 9.7% to 9.4% as a percentage of sales. Without the costs incurred in pursuing acquisitions, net income would have grown by $465,000 and from 9.7% to 10.4% as a percentage of sales.


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

         Although it is difficult to predict the future seasonality of sales, the Company believes that future seasonality should be influenced at least in part by customer and user buying patterns similar to those that have historically affected the Company. Quarterly financial results are also affected by timing and size of orders from large customers, new product introductions and line extensions, timing and size of orders for new products, changes in product mix, customer mix, competition, large customers' inventory management, vendor and customer pricing, corporate finance activities, general economic conditions, the health of the retail environment, production levels, supply constraints, manufacturing delays and supplier performance. The seasonality of the Company's financial results and the unpredictability of the factors affecting such seasonality make the Company's quarterly and yearly financial results difficult to predict and subject to significant fluctuation.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents at March 31, 1997 increased to $27,838,000 from $19,765,000 at June 30, 1996. In the nine months ended March 31, 1997, net cash of $16,501,000 provided by operating activities, offset net cash of $3,264,000 and $5,382,000 used in investing activities and financing activities, respectively. Of the $16,501,000 net amount provided by the
Company's operating activities, $8,410,000 was provided by net income, $13,571,000 was provided by a decrease in accounts receivable and $2,379,000 was provided by depreciation and amortization, which amounts were partially offset by an increase of $3,096,000 in inventories, a decrease of $2,551,000 in accounts payable and a decrease of $1,552,000 in accrued expenses. The $3,264,000 used in the Company's investing activities was used to acquire primarily machinery and equipment and secondarily computer equipment and software. Of the $5,382,000 net amount used in the Company's financing activities, $5,762,000 was used to repurchase 224,300 shares of Common Stock under the Company's stock repurchase program, which amount was partially offset by $390,000 which was provided by the issuance of Common Stock upon exercise of stock options and warrants.

         Because of the Company's seasonal sales patterns,  accounts  receivable
(net) at March 31, 1997 decreased by 64.5% from the fiscal 1996 year-end amount. Compared with the March 31, 1996 amount, accounts receivable (net) increased by 38.4% primarily because of the growth in sales. Primarily due to a change in the payment terms extended to a large customer, the average collection period of accounts receivable at March 31, 1997 was 47 days, compared with 43 days at both June 30 and March 31, 1996.

         Inventories at March 31, 1997 increased by 15.7% compared with the fiscal 1996 year-end amount and by 21.2% from the March 31, 1996 amount primarily because of a planned inventory build-up done in preparation for the Company's June quarter back-to-school selling season.

         The Company's bank line of credit allows for borrowings and the issuance of commercial or standby letters of credit up to an aggregate of $5,000,000. Borrowings under the line of credit bear interest at either the bank's prime rate or at LIBOR plus 1.75%, at the Company's election, and are due and payable in full on November 1, 1997. At March 31, 1997, Day Runner had no borrowings under its bank line of credit but had used the line of credit to secure outstanding letters of credit of approximately $1,125,000, which reduced the availability under the line of credit to approximately $3,875,000. (See Note 2 to Consolidated Financial Statements.)

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

          The Company believes that cash flow from operations, vendor credit its existing working capital and its bank line of credit will be sufficient to satisfy the Company's anticipated cash requirements at least through the next 12 months. Nonetheless, the Company may seek additional sources of capital as necessary or appropriate for acquisitions or corporate finance activities, or to otherwise finance the Company's growth or operations; however, there can be no assurance that such funds if needed will be available on favorable terms, if at all.

FORWARD LOOKING STATEMENTS

     With the exception of the actual reported financial results and other historical information, the statements made in the Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties that could affect actual future results. Such risk and uncertainties include, but are not limited to: timing and size of orders from large customers, timing and size of orders of new products, competition, large customers'inventory management, sales returns, corporate finance activities, general economic conditions, the health of the retail environment, supply constraints, supplier performance and other risks indicated in the Company's filings with the Securities and Exchange Commission.

PART II --OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

          3.1  Certificate of Incorporation of the Registrant, as amended(1)

          3.2  Bylaws of the Registrant, as amended(2)

         10.1  Consulting  Agreement (including   Warrant  to   purchase  shares
               of the Registrant's Common Stock and Confidentiality Agreement) effective April 22, 1997 between the Registrant and Alan R. Rachlin

         27.1  Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.



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


                               Date: May 15, 1997
                               Day Runner, Inc.



                            By:     /s/ MARK A. VIDOVICH
                                    ----------------------------
                                        Mark A. Vidovich
                                        Chairman of the Board and
                                        Chief Executive Officer




                            By:     /s/ DENNIS K. MARQUARDT
                                    ----------------------------
                                        Dennis K. Marquardt
                                        Executive Vice President, Finance
                                        & Administration and
                                        Chief Financial Officer