Form 10-K
period 1997-06-30
DAY RUNNER INC
filed 1997-09-29
CIK 853102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K


              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1997

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

                                 YES |X| NO |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|X|


         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on September 16, 1997 as reported on The Nasdaq Stock Market, was approximately $207,000,000.

         The number of shares outstanding of the registrant's Common Stock on September 16, 1997 was 5,598,084.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement to be delivered to stockholders in connection with their Annual Meeting of Stockholders to be held on November 25, 1997 are incorporated by reference into Part III of this Annual Report.

                                     PART I
ITEM 1.      BUSINESS

THE COMPANY

     Day Runner", Inc. ("Day Runner") is the leading developer, manufacturer and marketer of paper-based organizers for the retail market. We also develop, manufacture and market related organizing products. Day Runner's products are carried by more than 20,000 retail stores across the U.S.

         We market our products to customers through our own sales force, through manufacturers' representatives and, in certain markets outside the U.S., through independent distributors. Our major customers in each of our primary domestic channels include: office products superstores Office Depot, Inc., OfficeMax, Inc. and Staples, Inc.; office products national wholesalers United Stationers Supply Co. and S.P. Richards Company; office products dealer McWhorter Stationers Company, Inc.; and mass market retailers Wal-Mart, Kmart and PriceCostco. Sales to the office products and mass market channels accounted for approximately 47% and 42%, respectively, of fiscal 1997 sales.

         Our organizers and planners are loose-leaf and spiral-bound time and information management systems that range from simple to sophisticated. For example, our flagship Day Runner System organizers include not only the traditional planner components of appointment calendar, telephone/address section and note pad but also interrelated pages for managing time and information, tracking expenses, establishing goals and planning projects.
Segmenting the market for organizers and planners is a key element of our strategy. We aim our product lines at market segments ranging from students to women shopping in the mass market to business and professional people and offer many of our organizers and planners in a choice of sizes, styles, cover materials and colors. Suggested retail prices for our organizers and planners range from $5 to $150. Organizers and planners accounted for approximately 58% of our fiscal 1997 sales.

         Most of our organizers and planners are refillable. Refills, which include calendars and accessories, accounted for approximately 34% of our sales in fiscal 1997. Suggested retail prices for refills, which include calendars, other pages and accessories, range from $0.75 to $40.

         Our related organizing products include telephone/address books, traditional spiral dated goods, products for students from elementary school through college, personal information management (PIM) software intended to complement our paper-based organizers and our new Home Manager on-refrigerator organizer. This category accounted for approximately 8% of fiscal 1997 sales.

         With the exception of our software product and the calculators we include in certain of our products and sell as accessories, all of our current products have been developed internally. We manufacture and assemble a portion of our products at our Fullerton, California facility and our Mexican subsidiary and also use foreign and domestic contractors to supply both product components and finished goods.

BUSINESS STRATEGY

         Day Runner sells broad-based personal organizing products through retail distribution channels. Our strategy is to leverage our brand name awareness and distribution strength to maximize sales of our existing products, extend those product lines and introduce new product lines. Key elements of our strategy include:

              o   Segmenting the market for organizers and planners.
              o   Entering related organizing product categories.
              o   Building sales through major customers.
              o   Marketing to increase sales.
              o   Expanding foreign sales.
              o   Providing excellent customer service.

         SEGMENTING THE MARKET FOR ORGANIZERS AND PLANNERS. In order to expand and segment our market, we offer our organizers and planners in a broad range of systems, sizes, styles and cover materials and at suggested retail prices ranging from $5 to $150. As a result, our products appeal to a large consumer market comprised of users with differing needs, tastes and budgets and are appropriate for sale through a broad range of retailers. Versatile Day Runner System organizers and planners are suitable for use by adults in virtually all walks of life. Specific target markets addressed by other Day Runner organizers and planners include business and professional people, cost-conscious consumers, young women shopping in the mass market and students from elementary school through college, among others.

         ENTERING RELATED ORGANIZING PRODUCT CATEGORIES. Day Runner believes that related personal organizing products offer us an opportunity to leverage our brand name and distribution and build upon our heritage in the area of personal organization. Our strategy is to:

              o Redefine existing product categories as value-added and offer a superior price/value relationship to the consumer.
              o   Create new categories of personal organizing products.
              o   Gain initial distribution through our existing customers.
              o   Produce sales results we can build upon.

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

         EXPANDING FOREIGN SALES. We are working to build our sales outside the United States by focusing on key markets and offering products with features, aesthetics and price points appropriate for those markets. We offer some of our products in French, German and Spanish versions. We are currently launching product lines designed especially for Europe and for Asia.

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

         MARKET POTENTIAL. Day Runner believes that the growth in demand for organizers and other personal organizing products in the United States is attributable to a number of economic and cultural trends, including: the increased percentage of women in the work force and the resulting prevalence of two-income families; the continuing trend toward corporate downsizing; the growth of the small business sector; the rising percentage of business done away from the office; the greater emphasis on productivity; and the ongoing shift to a service economy. Many of these trends contribute to widespread concerns with saving and better using time and increasing personal productivity.

         Day Runner's products address these concerns. We target both potential first-time organizer users and existing users who may need refills or replacements for their organizers. In addition, we believe that expansion into related, non-organizer/planner products that provide other ways for people to become better organized offers Day Runner an opportunity to reach consumers who are not ready for an organizer or planner and to market additional Day Runner branded products to consumers who already use a Day Runner organizer or planner. Our goal is to offer one or more products that appeal to and meet the organizing needs of virtually every American consumer, no matter what that individual's income, occupation or age.

         INDUSTRIES MARKETING SIMILAR OR SUBSTITUTE PRODUCTS. Day Runner's products have features, functions or components in common with products in several other industries. Our market overlaps to a limited extent that of companies marketing: calendars, appointment books, agendas and diaries; dry-erase boards; bulletin boards; small leather goods, which include briefcases, folios, business card cases, etc.; and training products and services designed to improve group and individual productivity and to upgrade management skills. In addition, both PIM software and electronic organizers are designed to fill many of the same needs addressed by paper-based organizers, although virtually all PIM software products provide for paper-based output and a number of such products allow users to print out pages in sizes that fit the Company's organizers.

PRODUCTS

         Day Runner's products are designed to help people become better organized. We aim our products at various segments of a broad-based consumer audience. Our goal is to provide "something for everyone" and to offer consumers in each target segment the perception of broad choice and good value for their money. Our products include:

         o  Multiple lines of paper-based organizers and planners.
         o  Refills, which include calendars and accessories.
         o  Related organizing products.

         ORGANIZERS AND PLANNERS. Our organizers and planners are available in varying systems, sizes, styles, cover materials and colors and at a broad range of price points. These loose-leaf and spiral-bound portable "books" help users keep "Everything in One Place(TM)." For example, in addition to the traditional planner components of appointment calendar, telephone/address section and note pad, Day Runner System organizers include, among other things, interrelated pages for managing time and information, tracking expenses, establishing goals and planning projects.

         REFILLS. The great majority of our organizers, planners and telephone/address books are refillable. Users may customize their loose-leaf organizers and planners by choosing from a variety of additional pages and accessories, ranging from Mileage Record, Strategy and Things To Do pages to Currency/Checkbook Insert, Diskette Holders and a solar powered Calculator/Ruler.

         RELATED ORGANIZING PRODUCTS. Our related organizing products include telephone/address books, traditional spiral dated goods, products for students from elementary school through college, PIM software designed to complement our paper-based organizers and our new Home Manager on-refrigerator organizer.

         The following table sets forth, for the periods indicated, approximate Day Runner sales by product category and as a percentage of total sales.

                                   Fiscal                 Fiscal              Fiscal
          Products                  1997                   1996                1995
          --------           ------------------     ----------------       ---------------
(Unaudited; dollars in thousands)
Organizers and planners ...   $ 73,858   58.0%     $ 77,293    61.8%       $ 84,473   69.4%
Refills ...................     43,264   34.0        43,473    34.7          35,240   28.9
Related organizing products     10,254    8.0         4,360     3.5           2,088    1.7
                                         -----     --------   ------       --------  ------
      Total ...............   $127,376  100.0%     $125,126   100.0%       $121,801  100.0%
                              ========   =====     ========   ======       ========  ======


             Covers for Day Runner's organizers, planners and paper-based related organizing products are made of leathers, vinyls and a variety of other natural and man-made materials. In addition to holding loose-leaf or spiral-bound pages, the covers of most of our organizers and loose-leaf planners are also designed to hold note pads and many have additional features, such as places to store pens, business and credit cards, calculators, loose papers and spare keys.

             The following table sets forth basic price and other information concerning our domestic product lines.
                                                                Current
                                                               Suggested
                Current Products                             Retail Price(s)
                --------------------                        ---------------

Organizers and planners: .....................................   $5-150
       Day Runner
       DILBERT(TM)
       FactCentre(TM)
       THE FAR SIDE(R)
       4-1-1 Student  Planners(TM)
       Looney Tunes(TM)
       Mickey Unlimited(C)
       Perennials(TM)
       PRO Business System(R)

Refills (which include calendars, other pages and accessories)   $0.75-40

Related organizing products:
        Assignment books: ....................................   $6-9.50
            4-1-1
            Mickey Unlimited
        Executive accessories ................................   $4-50
        Telephone/address books: .............................   $6-24
            Day Runner
            DILBERT
            FactCentre
            Looney Tunes
            Perennials
            Traditional spiral telephone/address books
        Traditional spiral dated goods .......................   $4.30-35.75
        Software:
            Day Runner Planner for Windows(R) ................   $75
        Other:
            DILBERT Pocket Calendar ..........................   $6-7
            Home Manager(TM) .................................   $33.50-40
            Mickey Unlimited Sticker Books ...................   $6.50-10.50
            Mickey Unlimited Sticker Diaries .................   $10-13.50

Day Runner and PRO Business System are registered trademarks, and Entrepreneur, Everything in One Place, FactCentre, 4-1-1, Home Manager and Perennials are trademarks, of Day Runner, Inc. DILBERT(C) is a trademark of United Feature Syndicate, Inc. (C)Disney. THE FAR SIDE is a registered trademark of FarWorks, Inc. LOONEY TUNES characters, names and all related indicia are trademarks of Warner Bros. Post-it(R) is a registered trademark of 3M. VELCRO is a registered trademark of VELCRO, USA, Inc. Windows is a registered trademark of Microsoft Corporation.

PRODUCT DEVELOPMENT

             Day Runner's product development programs emphasize (i) identifying unmet consumer needs and developing organizers, planners and related organizing products to meet those needs; (ii) extending our existing product lines through additional sizes, styles and materials; and (iii) augmenting the selection of refills and accessories available for our product lines.

             In addition, we monitor our existing products for continued viability, needed enhancements, improvements in quality and potential reductions in cost. With the exception of our software product and the calculators we include in certain of our products and sell as accessories, all of our current products have been developed internally, and products developed internally accounted for substantially all of Day Runner's fiscal 1997 sales.

         Since the introduction of the first Day Runner System organizer in 1982, we have transformed this single product into a broad line, which currently includes three sizes and seventeen styles, each of which is available in up to six different cover materials. The Entrepreneur Edition of the Day Runner System, for example, has 8 1/2" x 11" pages and is available in three styles:
"notebook" with a snap closure; "notebook" with a VELCRO(R) flap closure; and "attache" with a full-zippered closure and slide up handles.

         In 1991, as part of our strategy of offering products aimed at more cost-conscious consumers, we introduced the FactCentre line, which now includes organizers, planners and telephone/address books.

         In 1993, we introduced the first products in our PRO line. PRO Business System organizers are aimed at people seeking a sophisticated but easy-to-use organizing system that is designed specifically for business and professional use.

         In short fiscal 1994, we began shipping 4-1-1 Student Planners, a line aimed at middle school, high school and college students and marketed primarily for sale during the back-to-school consumer buying season.

         In fiscal 1995, we added telephone/address books to our Day Runner and FactCentre lines and launched Perennials, a line of organizers, planners and telephone/address books aimed primarily at young women shopping in mass market outlets.

         In fiscal 1996, we launched our first licensed products: a line of planners and telephone/address books featuring Warner Bros. Looney Tunes cartoon characters and a line of "sticker books" and "sticker diaries" developed and marketed under the Mickey Unlimited brand of Disney Enterprises. The Mickey Unlimited Sticker Books and Diaries incorporate colorful stickers to make planning and diary-keeping fun.

         In fiscal 1996, we also introduced a line of spiral dated goods designed for consumers who prefer traditional planning tools.

         In fiscal 1997, we introduced THE FAR SIDE organizers featuring the classic cartoons created by Gary Larson, a line of executive accessories, including travel document holders, business card cases, business card files and pad holders, and the Home Manager, a unique product that builds upon the American family's habit of using the refrigerator door as a communication center. The Home Manager combines a dry-erase board, bulletin board strip or storage pocket, Post-it(R) notes in holder and dated monthly calendar and mounts on a refrigerator via heavy-duty magnetic backing or on a wall with hooks.

         Early in fiscal 1998, we began shipping a line of DILBERT organizers, refills, telephone/address books and pocket calendars.

             Developed under our direction, Day Runner Planner for Windows software complements Day Runner's paper-based system. Our computer paper refills allow users of Day Runner Planner for Windows and a number of other software programs to print their computerized information on paper that looks like Day Runner System or PRO Business System pages and carry it with them in their organizers. Day Runner plans to introduce a version of this product designed for Windows 95 during fiscal 1998.

SALES AND DISTRIBUTION

         We market our products to customers through our own sales force, through manufacturers' representatives and, in certain markets outside the U.S., through independent distributors. Our primary channels of distribution are office products and the mass market.

         Day Runner's products are carried by more than 20,000 retail stores across the U.S. Our sales policies encourage smaller customers to purchase through wholesalers. In fiscal 1997, we shipped directly to approximately 9,050 retail locations, to distribution centers serving approximately 9,650 retail locations and to approximately 200 wholesalers, each of which serves a number of dealers.

         During fiscal 1997, Day Runner sold products to approximately 700 different customers, compared with approximately 730 in fiscal 1996. Our major customers in each of our primary domestic channels include: office products superstores Office Depot, Inc., OfficeMax, Inc. and Staples, Inc.; office products national wholesalers United Stationers Supply Co. and S.P. Richards Company; office products dealer McWhorter Stationers Company, Inc.; and mass market retailers Wal-Mart, Kmart and PriceCostco. The only customers accounting for 10% or more of the Company's fiscal 1997 sales were Wal-Mart Stores, Inc. and its affiliates, including SAM'S Clubs; Office Depot, Inc. and its affiliates; OfficeMax, Inc. and its affiliates; and Staples, Inc. and its affiliates. These customers accounted for approximately 25%, 15%, 14% and 11%, respectively, of fiscal 1997 sales. Including their affiliates, the top five customers of the Company accounted for an aggregate of approximately 73% of fiscal 1997 sales.

             The  following  table  sets  forth,  for  the  periods   indicated,
approximate Day Runner sales by distribution channel and as a percentage of total sales.


                                   Fiscal                 Fiscal                    Fiscal
    Distribution Channel            1997                   1996                      1995
    --------------------     ------------------     -------------------      ---------------------
(Unaudited; dollars in thousands)

Office products channel.     $ 59,416    46.7%      $ 62,381     49.8%        $ 56,717       46.6%
Mass market.............       53,785    42.2         46,804     37.4           50,699       41.6
Foreign customers.......        5,583     4.4          6,346      5.1            4,170        3.4
Other channels..........        8,592     6.7          9,595      7.7           10,215        8.4
                             --------   -----       --------    -----         --------      -----
      Total.............     $127,376   100.0%      $125,126    100.0%        $121,801      100.0%
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

          OFFICE PRODUCTS WHOLESALERS. Day Runner products are currently distributed by local and regional office products wholesalers and by both national wholesalers, S.P. Richards Company and United Stationers Supply Co., which reach office products consumers through dealers nationwide.

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

          FOREIGN CUSTOMERS. Day Runner products are marketed internationally through Day Runner Hong Kong Limited, Day Runner International Limited and Ultima Distribution, Inc. (the Company's wholly owned Hong Kong, United Kingdom and Canadian subsidiaries), independent foreign distributors and its own sales force. The United Kingdom and key markets on the European continent are served by Day Runner International; Asian and Pacific Rim markets are served by Day Runner Hong Kong Limited; Canada is served by Ultima; and Mexico is served by Day Runner's U.S.-based sales force.

          OTHER CHANNELS. The Company also distributes its products through a number of additional channels, including book, department, gift, leather and luggage and stationery stores and other specialty retailers. Since March 1989, Day Runner has held a General Services Administration ("GSA") contract, which extends through February 2000 and which allows the Company to market certain of its products to the executive branch of the U.S. Government.

MARKETING

             We market our products to consumers to increase awareness of the Day Runner brand names and of specific products, to communicate the benefits of our products and to create and reinforce an image that our products enable the user to manage time and personal resources more effectively. We position Day Runner to our distribution channels as the leader in the retail organizer market and the logical source for organizers, planners and related organizing products at a wide range of price points and appropriate for a wide range of broad consumer markets.

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

             USER SUPPORT. We estimate that we have sold approximately 32 million organizers and planners since our inception. To encourage our current users to continue to purchase and recommend our products and their refills, we provide a toll-free consumer hotline that consumers may call for referral to conveniently located dealers or dealers that carry specific refills or accessories, for customer service, to contribute suggestions and to purchase products directly from Day Runner. We make such sales primarily as a service to our users and charge consumers full suggested retail price plus handling and shipping.

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

MANUFACTURING

             Day Runner's manufacturing strategy combines limited internal manufacturing, consisting of heat-sealing binders, sewing binders and the assembly of finished products, with the domestic and foreign subcontracting of product components and finished goods. Our policy is to develop and maintain at least two sources for key raw materials, product components and the finished products we subcontract. Although we rely on foreign subcontractors for adequate capacity, we have the ability to act as our own second or third source for the manufacture of our loose-leaf binders and for the final assembly of many of our products. This provides a degree of protection against vendor problems and, under certain conditions, allows us to respond to higher than anticipated demand and improve turn-around time.

     INTERNAL MANUFACTURING. We manufacture a portion of our binders and assemble a portion of our finished products in our Fullerton, California facility and at Day Runner de Mexico, S.A. de C.V., our wholly owned manufacturing subsidiary located in Tijuana.

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

    The paper-based organizer industry is becoming increasingly competitive and is subject to rapid change. Day Runner competes directly with other companies marketing paper-based organizers and related organizing products to consumers through retail channels. We also compete for the same target market with companies marketing organizers and/or organizers coupled with time management training via direct sales to individuals and to organizations. Our competitors
also  include  companies  marketing   substitutes  for  paper-based organizer
and planner products, such as electronic organizers,  PIM software and
traditional   dated  goods.   Certain  of  our  competitors  have  greater  name
recognition and/or financial, product development, technical, manufacturing and/or marketing resources than Day Runner.

             Day Runner believes the current principal competitive factors in the paper-based retail organizer industry are distribution breadth, depth and strength; brand name recognition; size and loyalty of user base; product function, design, perceived quality and value; marketing capability; breadth of product lines; financial resources; customer service; product development capability; manufacturing/sourcing expertise; and price. We believe that the principal competitive factors in the related product categories we have entered to date are similar to those in the paper-based organizer industry. Although a number of our competitors have greater financial resources than Day Runner, we believe that we compete well against our direct competition on each of the other principal competitive factors and against certain of our direct competition with respect to our financial strength.

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

EMPLOYEES

     At September 16, 1997, Day Runner had 1,146 full-time employees, including 61 in sales; 31 in marketing; 112 in executive, finance and administration; 29 in product development; and 913 in manufacturing operations and distribution. None of our employees is represented by a labor union, and we have experienced no labor-related work stoppages.

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

     Day Runner holds seven United States patents and four foreign patents. The Company also has several United States and foreign patents pending. The patents we hold are related to improvements in the structure of and devices associated with our loose-leaf binders, and we do not believe that any of these patents is material to our business. We have also been issued United States copyright registrations covering the text and the compilation and editing of data in certain of our material products. Day Runner holds United States trademark registrations for "Day Runner," "MEMO-RY," "PRO Business System," "Running Mate," and the Day Runner logo and we have obtained certain state and foreign registrations for certain of our trademarks.

ITEM 2.      PROPERTIES.

             Day  Runner's  principal   operating  facility  is  located  in  an
approximately 221,000-square foot building in Fullerton, California, under leases expiring in 2001. The leases include multiple, successive renewal options that, if exercised in full, would extend the lease terms to expire in 2011. The Company's corporate headquarters occupy approximately 21,300-square feet in Irvine, California under a lease that expires in August 2001. The Company's LaVergne, Tennessee distribution facility occupies an approximately 101,200-square foot facility under a lease expiring in 2005. The lease includes multiple, successive renewal options that, if exercised in full, would extend the lease terms to expire in 2011. The Company's Mexican subsidiary is located in approximately 46,900 square feet, of which 22,450-square feet are occupied under a month-to-month lease and the remaining 24,450 are occupied under two leases expiring in 1998; the Company's United Kingdom subsidiary occupies an approximately 2,400-square foot facility under a lease expiring in January 2002; the Company's Hong Kong subsidiary occupies an approximately 1,200-square foot facility under a lease expiring in June 1998; and the Company's Canadian subsidiary, which was acquired in July 1997, occupies an approximately 15,000-square foot facility under a lease expiring in June 2000. The Company believes it has sufficient space in its facilities or will be able to lease additional space on acceptable terms to meet its needs for the foreseeable future.

Item 3.      LEGAL PROCEEDINGS.

             Inapplicable.


Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             Inapplicable.
                                     PART II

Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS.

              Day Runner's Common Stock is traded over-the-counter on The Nasdaq Stock Market under the symbol "DAYR." The table below shows the high and low closing sales prices for the Common Stock as reported on The Nasdaq Stock Market for the fiscal years ended June 30, 1997 and 1996. As of September 16, 1997, there were 183 recordholders of the Company's Common Stock based on information provided by the Company's transfer agent.

                                    Fiscal Year              Fiscal Year
                                      1997                     1996
                                ----------------        -----------------
             Quarter             High      Low           High        Low

             First               $30      $25-1/2         $20       $16-3/8
             Second               31       18-3/4         34-1/2     19-1/4
             Third                26       17-7/8         33-1/2     23-5/8
             Fourth               33-1/2   25-1/8         31-1/4     24-3/4

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

Item 6.      SELECTED FINANCIAL DATA.

         The selected consolidated income statement data for the fiscal year ended June 30, 1997, 1996 and 1995 and the consolidated balance sheet data at June 30, 1997 and 1996 are derived from, and are qualified in their entirety by reference to, the Company's audited consolidated financial statements and notes thereto included elsewhere in this Annual Report that have been audited by Deloitte & Touche LLP, independent auditors, as indicated in their report, which is also included elsewhere in this Annual Report. Information for the twelve months ended June 30, 1994 is unaudited, and in the opinion of the Company's management, the accounting principles used to prepare the unaudited financial information are consistent with those used to prepare the audited financial statements. The selected consolidated income statement data for the short fiscal year ended June 30, 1994 and the years ended December 31, 1993 and 1992 and the consolidated balance sheet data at June 30, 1995 and 1994 and December 31, 1993 are derived from audited consolidated financial statements of the Company that are not included herein. Effective January 1, 1994, the Company changed its fiscal year end from December 31 to June 30. The six-month period ended June 30, 1994 is therefore referred to as "short fiscal year 1994."


Consolidated Income Statement Data:

(In thousands, except per share data)

                                                                           Twelve Months        Short           Years Ended
                                    Fiscal     Fiscal         Fiscal           Ended         Fiscal Year        December 31,
                                    1997        1996           1995        June 30, 1994(1)     1994           1993      1992
                                    ----        ----           ----        ----------------     ----           ----      ----
Sales...........................   $127,376  $125,126        $121,801       $ 97,027         $ 43,160         $81,892   $71,241
Cost of goods sold..............    60,452     59,920          62,175         50,405           22,981          41,699    35,512
                                   -------     ------        --------       --------         --------         -------   --------
Gross profit....................    66,924     65,206          59,626         46,622           20,179          40,193    35,729
                                   -------     ------        --------       --------         --------         -------   --------
Operating expenses:
   Selling, marketing and
    distribution................    31,673     29,878          32,154         25,180           12,156          21,786    20,125
   General and administrative...    14,451     16,376          13,792         11,400            5,686           9,479     7,826
   Costs incurred in pursuing
      acquisitions                              1,451
   Total operating expenses.....    47,575     46,254          45,946         36,580           17,842          31,265    27,951
                                   -------     ------        --------       --------         --------         -------   -------
Income from operations..........    19,349     18,952          13,680         10,042            2,337           8,928     7,778
Net interest (income) expense...    (1,301)      (706)           (161)           (88)             (91)                      229
                                   -------     ------        --------       --------         ---------        -------    -------
Income before provision for
   income taxes, extraordinary
   item and cumulative effect of
   accounting change............    20,650     19,658          13,841         10,130            2,428           8,928     7,549
Provision for income taxes......     8,102      7,840           5,863          4,196            1,061           3,638     3,096
                                   -------     ------        --------       --------         --------         -------     -------
Income before extraordinary item
   and cumulative effect of
   accounting change............    12,548     11,818           7,978          5,934            1,367           5,290     4,453
Extraordinary item litigation
    settlement - net............                                                 718              718
Cumulative effect of change in
   accounting for income taxes..                                                                                  350
                                   -------     -------       --------       --------          --------         -------     -------
Net income......................   $12,548     $11,818       $  7,978       $  6,652          $  2,085         $ 5,640     $ 4,453
                                   =======     =======       ========       ========          ========         =======     =======
Earnings per common and common
   equivalent share:
   Income before extraordinary
    item and cumulative effect of
    accounting change............  $ 1.90     $  1.79       $   1.25       $    0.96         $    0.22         $  0.87    $   0.77
    Extraordinary item...........                                               0.12              0.11
   Cumulative effect of change in
    accounting for income taxes..                                                                                 0.06
                                   -------     -------       --------       ---------         ---------         -------    --------
Net earnings per share...........  $  1.90     $  1.79       $  1.25        $   1.08          $   0.33         $  0.93     %  0.77
                                   =======     =======       ========       =========         =========         =======    ========
Weighted average number of
   common and common
   equivalent shares.............    6,591       6,602         6,374           6,185             6,308           6,065        5,799
                                   =======     =======       ========       ========          ========          =======    ========

(1) Information  for the twelve months ended June 30, 1994 is provided on an unaudited  basis for comparison  purposes only.

Consolidated Balance Sheet Data:
   (In thousands)

                                      June 30,                   December 31,
                       --------------------------------------   ------------
                          1997      1996     1995      1994        1993
                       ---------  -------  --------   -------   ------------
Working capital .....   $50,710   $51,653   $38,260   $30,581    $28,190
Total assets ........    78,880    77,931    63,650    50,769     49,103
Short-term debt .....       475       152       200       224
Long-term liabilities        52        12       141       223
Stockholders' equity     59,484    59,498    44,787    35,786     32,712

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

OVERVIEW

         Since the Company's introduction of the first Day Runner System organizer in 1982, the Company's revenues have been generated by sales primarily of organizers and planners and secondarily of refills. Sales increases have resulted from higher sales of existing products, new products and product line extensions. The Company focuses the great majority of its product development, sales and marketing efforts on the office products and the mass market channels. The office products channel and the mass market channel accounted for 46.7% and 42.2%, respectively, of fiscal 1997 sales.

Results of Operations

         The following tables set forth, for the periods indicated, the percentages that selected income statement items bear to sales and the percentage change in the dollar amounts of such items.

                                                                 Percentage of Sales

                                                               Years Ended June 30,
                                                      1997              1996         1995
                                                    ---------        --------      --------
Sales........................................        100.0%           100.0%          100.0%
Cost of goods sold...........................         47.5             47.9            51.0
                                                     -----            -----           -----
Gross profit.................................         52.5             52.1            49.0
                                                     -----            -----           -----
Operating expenses:
   Selling, marketing and distribution.......         24.9             23.9            26.4
   General and administrative................         11.3             13.1            11.3
   Costs incurred in pursuing acquisitions...          1.1
                                                     -----
    Total operating expenses.................         37.3             37.0            37.7
                                                     -----            -----           -----
Income from operations.......................         15.2             15.1            11.3
Net interest income..........................          1.0              0.6             0.1
                                                     -----            -----           -----
Income before provision for income taxes.....         16.2             15.7            11.4
Provision for income taxes...................          6.3              6.3             4.8
                                                     -----            -----           -----
Net income...................................          9.9%             9.4 %           6.6%
                                                     =====            =====           =====






                                                                   Percentage Change
                                                       Fiscal 1996                Fiscal 1995
                                                           to                         to
                                                       Fiscal 1997                Fiscal 1996
                                                  --------------------      -------------------
Sales.............................................         1.8%                         2.7%
Cost of goods sold................................         0.9                         (3.6)
Gross profit......................................         2.6                          9.4
Operating expenses:
   Selling, marketing and distribution............         6.0                          7.1
   General and administrative.....................       (11.8)                        18.7
   Costs incurred in pursuing acquisitions........         NM
    Total operating expenses......................         2.9                         (0.7)
Income from operations............................         2.1                         38.5
Net interest income...............................        84.3                        338.5
Income before provision for income taxes..........         5.0                         42.0
Provision for income taxes........................         3.3                         33.7
Net income........................................         6.2                         48.1


FISCAL YEAR ENDED JUNE 30, 1997 COMPARED WITH  FISCAL YEAR ENDED JUNE 30, 1996

         SALES. Sales consist of revenues from gross product shipments net of allowances for returns, rebates and credits. In fiscal 1997, sales increased by $2,250,000, or 1.8%, compared with fiscal 1996 primarily because of higher unit sales of related organizing products. Product sales were primarily to the office products channel and secondarily to mass market customers. Sales to mass market customers grew by $6,981,000, or 14.9%, primarily due to higher sales to Wal-Mart. Sales to the office products channel decreased by $2,965,000, or 4.8%. Sales to foreign customers declined by $763,000, or 12.0%, and sales to miscellaneous customers grouped together as "other," decreased by $1,003,000, or 10.5%. Sales of related organizing products increased by $5,894,000, or 135.2%. Sales of organizers and planners decreased during the year by $3,435,000, or 4.4%, and sales of refills decreased by $209,000, or 0.5%.

         GROSS PROFIT. Gross profit is sales less cost of goods sold, which is comprised of materials, labor and manufacturing overhead. Gross profit may be affected by, among other things, product mix, production levels, changes in vendor and customer prices and discounts, sales volume and growth rate, sales returns, purchasing and manufacturing efficiencies, tariffs, duties and inventory carrying costs. Primarily because of improved purchasing efficiencies, gross profit as a percentage of sales increased to 52.5% for fiscal 1997 from 52.1% for fiscal 1996.

         OPERATING EXPENSES. Total operating expenses increased by $1,321,000, or 2.9%, for fiscal 1997 compared with fiscal 1996 and increased as a percentage of sales from 37.0% to 37.3% primarily because of $1,451,000 of costs incurred in pursuing two significant acquisitions that did not come to fruition. These costs included legal and accounting fees and miscellaneous expenses. Without such costs, operating expenses for fiscal 1997 compared with fiscal 1996 would have declined by $130,000 and would have decreased as a percentage of sales from 37.0% to 36.2%. Selling, marketing and distribution expenses as a percentage of sales increased from 23.9% to 24.9% primarily because of increased display costs. General and administrative expenses as a percentage of sales decreased from 13.1% to 11.3% primarily because of lower personnel costs.

         NET INTEREST INCOME. Primarily because of the Company's higher levels of cash available for short-term investment during the year, net interest income in fiscal 1997 compared with fiscal 1996 increased by $595,000 and by 0.4% as a percentage of sales.

         INCOME TAXES. Primarily as a result of the improved financial results of the Company's Hong Kong subsidiary, the Company's fiscal 1997 effective tax rate was 39.2%, compared with 39.9% for fiscal 1996. Prior to fiscal 1996, the operating losses incurred by the Company's United Kingdom and Hong Kong subsidiaries, which were formed in 1993 and 1994, respectively, and the tax treatment required for these losses had increased the Company's effective tax rate above what it otherwise would have been.

         NET INCOME. Compared with fiscal 1996, net income for fiscal 1997 increased by $730,000, or 6.2%. Without the costs of pursuing acquisitions, fiscal 1997 net income would have grown $1,619,000 or 13.7%, compared with fiscal 1996.

         During fiscal 1997, the Company repurchased 513,100 shares of Common Stock of the 600,000 shares authorized for repurchase in February 1997 under the Company's stock repurchase program (see Note 9 to Consolidated Financial Statements). The effect of such repurchases is to reduce the number of shares that would otherwise be used to calculate earnings per share for the 1997 fiscal year and subsequent fiscal years.

         In August 1997, the Company's Board of Directors increased the number of shares authorized for repurchase under its stock repurchase program by 100,000 shares, bringing to 186,900 the number of shares remaining for repurchase under such program. Separately, in August 1997, the Company also repurchased an aggregate of 347,794 shares from certain officers and directors of the Company. The effect of the repurchases from such officers and directors and any future repurchases effected under the stock repurchase program will be to reduce the number of shares that would otherwise be used to calculate earnings per share for the 1998 fiscal year and subsequent fiscal years.

FISCAL YEAR ENDED JUNE 30, 1996 COMPARED WITH  FISCAL YEAR ENDED JUNE 30, 1995

         Sales. In fiscal 1996, sales increased by $3,325,000, or 2.7%, compared with fiscal 1995 primarily because of higher average selling prices of refills and secondarily because of increased unit sales of refills. Product sales were primarily to the office products channel and secondarily to mass market customers. Sales to the office products channel grew by $5,664,000, or 10.0%. Sales to mass market customers decreased by $3,895,000, or 7.7%, primarily due to lower sales to Wal-Mart. Sales to foreign customers grew by $2,176,000, or 52.2%, and sales to miscellaneous customers grouped together as "other," decreased by $620,000, or 6.1%. Sales of refills grew by $8,233,000, or 23.4%; sales of related organizing products increased by $2,272,000, or 108.8%; and sales of organizers and planners decreased during the year by $7,180,000, or 8.5%.

         GROSS PROFIT. Gross profit as a percentage of sales increased to 52.1% for fiscal 1996 from 49.0% for fiscal 1995 primarily because of increased purchasing and manufacturing efficiencies.

         OPERATING EXPENSES. Total operating expenses increased by $308,000, or 0.7%, for fiscal 1996 compared with fiscal 1995, but decreased as a percentage of sales from 37.7% to 37.0%. Selling, marketing and distribution expenses as a percentage of sales decreased from 26.4% to 23.9% primarily because of lower advertising and promotion expenses and secondarily because of lower commissions. General and administrative expenses as a percentage of sales increased from 11.3% to 13.1% primarily because of higher personnel costs.

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



                                                                              Quarters Ended
                                                                              --------------

                                             June 30,                March 31,           December 31,         September 30,
                                               1997                    1997                  1996                  1996
                                               ----                    ----                  ----                  ----
                                                       (In thousands, except per share amounts)
Sales...............................    $  37,793   100.0%     $  21,020   100.0%     $  35,014   100.0%    $  33,549   100.0%
Gross profit........................       19,803    52.4         11,024    52.4         18,512    52.9        17,585    52.4
Total operating expenses............       13,613    36.0         11,272    53.6         11,308    32.3        11,382    33.9
Income (loss) from operations.......        6,190    16.4           (248)   (1.2)         7,204    20.6         6,203    18.5
Net interest income.................          443     1.1            345     1.7            303     0.9           210     0.6
Income before provision for
   income taxes.....................        6,633    17.5             97     0.5          7,507    21.5         6,413    19.1
Net income..........................    $   4,138    10.9      $      58     0.3      $   4,504    12.9     $   3,848    11.5
Earnings per common and
   common equivalent share..........    $   0.65               $    0.01              $    0.67              $   0.57
Weighted average number of
   common and common equivalent
   shares...........................       6,334                   6,532                  6,678                 6,710






                                                                              Quarters Ended
                                                                              --------------

                                             June 30,                March 31,           December 31,         September 30,
                                               1996                    1996                  1995                  1995
                                               ----                    ----                  ----                  ----
                                                               (In thousands, except per share amounts)
Sales...............................    $  34,156   100.0%     $  18,106   100.0%     $  40,058   100.0%    $  32,806   100.0%
Gross profit........................       18,279    53.5          9,506    52.5         20,764    51.8        16,657    50.8
Total operating expenses............       14,028    41.1          8,485    46.9         12,549    31.3        11,192    34.1
Income from operations..............        4,251    12.5          1,021     5.6          8,215    20.5         5,465    16.7
Net interest income.................          296     0.8            252     1.4            104     0.3            54     0.1
Income before provision for
   income taxes.....................        4,547    13.3          1,273     7.0          8,319    20.8         5,519    16.8
Net income..........................    $   2,978     8.7      $     745     4.1      $   4,922    12.3     $   3,173     9.7
Earnings per common and
   common equivalent share..........    $   0.45               $     0.11             $    0.75             $    0.49
Weighted average number of
   common and common equivalent
   shares...........................        6,686                   6,657                 6,584                6,445


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

         Although it is difficult to predict the future seasonality of sales, the Company believes that future seasonality should be influenced at least in part by customer and user buying patterns similar to those that have historically affected the Company. Quarterly financial results are also affected by new product introductions and line extensions, the timing of large orders, changes in product sales or customer mix, vendor and customer pricing, production levels, supply and manufacturing delays, large customers' inventory management and general industry and economic conditions. The seasonality of the Company's financial results and the unpredictability of the factors affecting such seasonality make the Company's quarterly and yearly financial results difficult to predict and subject to significant fluctuation.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 1997, the Company financed its operating cash needs primarily from internally generated funds. The Company's cash and cash equivalents at June 30, 1997 decreased to $15,550,000 from $19,765,000 at June 30, 1996. In fiscal 1997, net cash of $13,148,000 provided by operating activities offset net cash of $4,967,000 and $12,419,000 used in investing and financing activities, respectively. Of the $13,148,000 net amount provided by the Company's operating activities, $12,548,000 was provided by net income, $3,869,000 was provided by depreciation and amortization and $1,930,000 was provided by a decrease in income taxes receivable, which amounts were partially offset by an increase of $3,294,000 and $1,220,000 in inventories and accounts receivable, respectively. Of the $4,967,000 net amount used in the Company's investing activities, $4,972,000 was used to acquire primarily machinery and equipment and secondarily computer equipment and software. Of the $12,419,000 net amount used in the Company's financing activities, $13,541,000 was used to repurchase 513,100 shares of Common Stock.

         In August 1997, the Board of Directors increased the number of shares of common stock that the Company is authorized to repurchase under its existing stock repurchase program by 100,000 shares, with funds to pay for any such repurchases to come from Day Runner's available cash resources. As of September 24, 1997, 186,900 shares remained for repurchase under this program.

     In August 1997, the Company used approximately $11,600,000 of its available cash resources to repurchase 347,794 shares from certain of its officers and directors.

         Accounts receivable (net) at June 30, 1997 increased by $862,000, or 4.0%, from the amount at June 30, 1996 primarily due to the growth in sales and secondarily due to a change in the payment terms extended to a large customer. Primarily because of this change in payment terms, the average collection period of accounts receivable at June 30, 1997 increased to 47 days from 43 days at June 30, 1996.

         Inventories increased by $3,366,000, or 16.8%, from the June 30, 1996 amount primarily because of a planned inventory build-up done in preparation for the Company's end of calendar year selling period.

         At June 30, 1997, Day Runner had $452,000 outstanding under its $5,000,000 bank line of credit and had also used the line of credit to secure outstanding letters of credit of approximately $1,000,000, which reduced the availability under the line of credit to approximately $3,548,000. Effective September 1, 1997, the Company increased its line of credit from $5,000,000 to $15,000,000. Borrowings under the line of credit bear interest at either the bank's prime rate or LIBOR plus 1.75%, at the Company's election, and are due and payable on November 1, 1997. (see Note 3 to Consolidated Financial Statements.) The Company is currently negotiating its line of credit and expects that it will be able to renew it for one year on terms generally no less favorable than those of its current credit line.

         The Company has not incurred significant losses or gains from foreign currency exchange rate fluctuations. The continuing expansion of the Company's international operations could, however, result in larger gains or losses as a result of fluctuations in foreign currency exchange rates as those subsidiaries conduct business in whole or in part in foreign currencies.

         The Company believes that cash flow from operations, vendor credit, its existing working capital and its bank line of credit will be sufficient to satisfy the Company's anticipated cash requirements at least through fiscal 1998. Nonetheless, the Company may seek additional sources of capital as necessary or appropriate to finance acquisitions or to otherwise finance the Company's growth or operations; however, there can be no assurance that such funds if needed will be available on favorable terms, if at all.

FORWARD LOOKING STATEMENTS

         With the exception of the actual reported financial results and other historical information, the statements made in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this annual report are forward looking statements that involve risks and uncertainties that could affect actual future results. Such risks and uncertainties include, but are not limited to: timing and size of orders from large customers, timing and size of orders for new products, competition, large customers' inventory management, general economic conditions, the health of the retail environment, supply constraints, supplier performance and other risks indicated in the Company's filings with the Securities and Exchange Commission.

EFFECTS OF INFLATION

         The Company believes that inflation has not had a material effect on its operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

             Inapplicable

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

             See the Consolidated Financial Statements of the Company and its subsidiaries included herein and listed in Item 14(a) of this Annual Report.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.

             Inapplicable.
                                    PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 25, 1997, entitled "Election of Directors" and "Executive Officers," to be filed with the Commission.

Item 11.     EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 25, 1997, entitled "Election of Directors -- Compensation of Directors," "Executive Compensation and Other Information," "Compensation Committee Report on Executive Compensation" and "Performance Graph," to be filed with the Commission.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.

         The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 25, 1997, entitled "Common Stock Ownership of Principal Stockholders and Management," to be filed with the Commission.

Item 13.     CERTAIN TRANSACTIONS.

         The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 25, 1997, entitled "Election of Directors -- Compensation of Directors" and "Certain Relationships and Related Transactions," to be filed with the Commission.



                                     PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K.

(a)          The following documents are filed as part of this Report:

1.       Consolidated Financial Statements                         Page

         Independent Auditors' Report ...........................   F-1

         Consolidated Balance Sheets at June 30, 1997 and
         1996                                                       F-2

         Consolidated Statements of Income for Each of the Three
         Years in the Period Ended June 30, 1997 ................   F-3

         Consolidated Statements of Stockholders' Equity for Each
         of the Three Years in the Period Ended June 30, 1997 ...   F-4

         Consolidated Statements of Cash Flows for Each of the
         Three Years in the Period Ended June 30, 1997 ..........   F-5

         Notes to Consolidated Financial Statements .............   F-6

2.       Financial Statement Schedules

         Independent Auditors' Report ...........................   S-1

         Schedule II -- Valuation and Qualifying Accounts           S-2

         Schedules which are not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

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

         10.2 1995 Stock Option Plan, including forms of Stock Option Agreements(8)and Amendment No. 1 (9) thereto dated October 21, 1996(7)

         10.3 Employee Stock Purchase Plan(3) and Amendment No. 1 thereto dated July 17, 1992(4)(7)

         10.4 Day Runner 401(k) Plan and Trust Agreement(3) effective as of January 1, 1991 and Amendment Nos. 1(10), 2(1) and 3(11) thereto effective January 1, 1992, January 1, 1991 and January 1, 1991, respectively(7)

         10.5     1997 Officer Bonus Plan(7)

         10.6 Officer Severance Plan effective as of February 28, 1993, including form of Employment Separation Agreement(7)(10)

         10.7     Credit   Agreement  dated  as  of  May  1,  1993  between  the
                  Registrant and Wells Fargo Bank, National Association, including Line of Credit Note(5), Assumption and Consent to Merger Agreement dated as of June 30, 1993(13), First
                  Amendment to Credit Agreement dated as of December 15, 1993(13), Second Amendment to Credit Agreement dated as of May 1, 1994, including Line of Credit Note(14), Third Amendment to Credit Agreement dated as of October 1, 1994, including Line of Credit Note(15), Fourth Amendment to Credit Agreement dated as of October 2, 1995, including Revolving Line of Credit Note(16) , Fifth Amendment to Credit Agreement dated as of November 1, 1996, including Revolving Line of Credit Note (17) and Sixth Amendment to Credit Agreement dated as of September 1, 1997, including Revolving Line of Credit Note

         10.8 Triple Net Lease, as amended, effective as of March 22, 1991 between Catellus Development Corporation and the Registrant(3) and as amended by Lease Amendment dated June 29, 1992(10)

         10.9 Triple Net Lease dated July 28, 1992 between Catellus Development Corporation and the Registrant(10)

         10.10 Koll Business Center Lease dated September 7, 1994 between the Registrant and Koll Alton Plaza and Aetna Life Insurance Co.(1)

         10.11 Standard Commercial Lease Agreement dated as of July 31,1996 between System Realty Nine, Inc. and the Registrant(18)

         10.12    Form of Warrant to purchase shares of the Registrant's  Common
                  Stock  issued  to  certain   directors  and  officers  of  the
                  Registrant(3) and Schedule of Warrants(7)

         10.13 Form of Warrant dated August 19, 1997 to purchase shares of the Registrant's Common Stock issued to certain officers of the Company and Schedule of Warrants(7)

         10.14 Consulting Agreement effective April 22, 1997 between the Registrant and Alan R. Rachlin(7)(19)

         11.1     Statement of Computation of Earnings Per Share

         21.1     Subsidiaries of the Registrant(14)

         23.1     Consent of Deloitte & Touche LLP

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed or required to be filed by the Registrant during the fourth quarter of the fiscal year ended June 30, 1997.

(c)      Exhibits

         See the list of Exhibits under Item 14(a)3 of this Annual Report on Form 10-K.

(d)      Financial Statement Schedules

         See the list of Schedules under Item 14(a)2 of this Annual Report on Form 10-K.

------------------------

(1) Incorporated by reference to the Registrant's Transition Report on Form 10-K (File No. 0-19835) filed with the Commission on September 27, 1994.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-19835) filed with the Commission on August 5, 1993.
(3) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-45391) filed with the Commission on January 30, 1992.
(4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-53422) filed with the Commission on October 15, 1992.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (Registration No. 0-19835) filed with the Commission on August 16, 1993.
(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-84036) filed with the Commission on September 15, 1994.
(7) Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Annual Report on Form 10-K.
(8) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-80819) filed with the Commission on December 22, 1995.
(9) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-20247) filed with the Commission on January 23, 1997.
(10) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19835) filed with the Commission on March 31, 1993.
(11) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19835) filed with the Commission on September 27, 1995.
(12) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on February 13, 1996.
(13) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19835) filed with the Commission on March 30, 1994.
(14) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on May 16, 1994.
(15) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on November 14, 1994.
(16) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on November 13, 1995.
(17) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on November 13, 1996.
(18) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19835) filed with the Commission on September 27, 1996.
(19) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on May 15, 1997.

                                    SIGNATURE

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, California.

                                          DAY RUNNER, INC.


                                    By:    /s/ Mark A. Vidovich
                                          -------------------------------
                                          Chairman of the Board, Director
                                            and Chief Executive Officer

Dated:   September 29, 1997

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

           Signature                                           Title                                Date
           ---------                                           -----                                ----


            /s/ Mark A. Vidovich
           ------------------------                    Chairman of the Board,                 September 29, 1997
           Mark A. Vidovich                            Director and Chief
                                                       Executive Officer
                                                       (Principal Executive Officer)

            /s/ James E. Freeman, Jr.
           -------------------------                   President, Chief Operating             September 29, 1997
           James E. Freeman, Jr.                       Officer and Director

            /s/ Dennis K. Marquardt
           --------------------------                  Executive Vice President,              September 29, 1997
           Dennis K. Marquardt                         Finance & Administration and
                                                       Chief Financial Officer
                                                      (Principal Financial Officer
                                                       and Accounting Officer)
            /s/ James P. Higgins
           --------------------------                  Director                               September 29, 1997
           James P. Higgins

            /s/ Jill Tate Higgins
           --------------------------                  Director                               September 29, 1997
           Jill Tate Higgins

            /s/ Charles Miller
           --------------------------                  Director                               September 29, 1997
           Charles Miller

            /s/ Alan R. Rachlin
           -------------------------                   Director                               September 29, 1997
           Alan R. Rachlin

            /s/ Boyd I. Willat
           ------------------------                    Director                               September 29, 1997
           Boyd I. Willat

            /s/ Felice Willat
           ------------------------                    Director                               September 29, 1997
           Felice Willat



                          INDEPENDENT AUDITORS' REPORT


Day Runner, Inc.:

We have audited the accompanying consolidated balance sheets of Day Runner, Inc. and subsidiaries (the "Company") as of June 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Day Runner, Inc. and subsidiaries as of June 30, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

/s/ DELOITTE & TOUCHE LLP

Long Beach, California
August 15, 1997




                        DAY RUNNER, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)


                                     ASSETS
                                                                                                June 30,
                                                                                          1997             1996
                                                                                       ---------         ------
Current assets:
    Cash and cash equivalents (Note 1).............................................    $ 15,550          $19,765
    Accounts receivable (less allowance for doubtful accounts and sales returns and other allowances of $8,664 and $7,374 at
       June 30, 1997 and 1996, respectively) (Notes 1 & 3).........................      22,303           21,441
    Inventories (Notes 1 & 3)......................................................      23,406           20,040
    Prepaid expenses and other current assets (Note 10)............................       2,409            1,710
    Income taxes receivable (Notes 1, 5 & 6).......................................                        1,930
    Deferred income taxes (Notes 1 & 5)............................................       6,386            5,200
                                                                                       --------          -------
       Total current assets........................................................      70,054           70,086
                                                                                       --------          -------
Property and equipment - At cost (Notes 1 & 4)
    Machinery and equipment........................................................      10,316            6,942
    Data processing equipment and software.........................................       5,863            4,707
    Leasehold improvements.........................................................       1,838            1,514
    Vehicles.......................................................................         214              202
                                                                                       --------          -------
Total  ............................................................................    18,231            13,365
    Accumulated depreciation and amortization......................................      (9,543)          (5,864)
                                                                                       --------          -------
    Property and equipment - net...................................................       8,688            7,501
                                                                                       --------          -------
Other assets (Note 10).............................................................         138              344
                                                                                       --------          -------
Total assets.......................................................................    $ 78,880          $77,931
                                                                                       ========          =======

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Line of credit (Note 3)........................................................    $    452
    Accounts payable (Note 1)......................................................       8,320          $ 8,063
    Accrued expenses (Note 2)......................................................       9,500           10,370
    Income taxes payable (Notes 1, 5 & 6)..........................................       1,049
    Current portion of capital lease obligations (Notes 1 & 4).....................          23
                                                                                       --------
       Total current liabilities...................................................      19,344           18,433
                                                                                       --------          -------
Long-term liabilities:
    Capital lease obligations (Notes 1 and 4)......................................          52
                                                                                       --------
Commitments and contingencies (Notes 4 & 11)
Stockholders' equity (Notes 6, 7 & 8):
    Preferred stock (1,000,000 shares authorized; $0.001 par value, no shares issued or outstanding)
    Common stock  (14,000,000  shares  authorized;  $0.001 par value;  6,364,429 shares issued and 5,851,329 outstanding at June 30, 1997;
       6,304,771 issued and outstanding at June 30, 1996)..........................           6                6
    Additional paid-in capital.....................................................      23,759           22,869
    Retained earnings..............................................................      49,168           36,620
    Cumulative translation adjustment (Note 1).....................................          92                3
    Treasury stock (513,100 shares, at cost)(Note 9)...............................     (13,541)
                                                                                       --------
       Total stockholders' equity..................................................      59,484           59,498
                                                                                       --------          -------
Total liabilities and stockholders' equity.........................................    $ 78,880          $77,931
                                                                                       ========          =======
                     See accompanying notes to consolidated
                             financial statements.

                                       F-2



                                           DAY RUNNER, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF INCOME

                                        (In thousands, except per share amounts)


                                                                        Years Ended June 30,
                                                                1997            1996            1995
                                                              ---------     ----------        ---------

Sales (Note 1)..............................................  $ 127,376      $ 125,126        $ 121,801
Cost of goods sold..........................................     60,452         59,920           62,175
                                                              ---------      ---------        ---------
Gross profit................................................     66,924         65,206           59,626
                                                              ---------      ---------        ---------
Operating expenses (Notes 4, 10 & 11):......................
    Selling, marketing and distribution.....................     31,673         29,878           32,154
    General and administrative..............................     14,451         16,376           13,792
    Costs incurred in pursuing acquisitions.................      1,451
                                                              ---------
       Total operating expenses.............................     47,575         46,254           45,946
                                                              ---------      ---------        ---------
Income from operations......................................     19,349         18,952           13,680
                                                              ---------      ---------        ---------
Interest (income) expense:
    Interest income.........................................     (1,431)          (823)            (428)
    Interest expense........................................        130            117              267
                                                              ---------      ---------        ---------
       Net interest income..................................     (1,301)          (706)            (161)
                                                              ---------      ---------        ---------
Income before provision for income taxes....................     20,650         19,658           13,841
Provision for income taxes (Notes 1 & 5)....................      8,102          7,840            5,863
                                                              ---------      ---------        ---------
Net income..................................................  $  12,548      $  11,818        $   7,978
                                                              =========      =========        =========

Earnings per common and common equivalent share
     (Note 1)...............................................  $   1.90       $    1.79        $   1.25
                                                              ========       =========        ========
Weighted average number of common and common
    equivalent shares.......................................      6,591          6,602            6,374
                                                              =========      =========        =========


                See accompanying notes to consolidated financial
                                  statements.








                        DAY RUNNER, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (Dollars in thousands)


                                       Number                          Additional   Cumulative
                                      of Shares        Common           Paid-In      Retained   Translation    Treasury
                                     Outstanding        Stock           Capital      Earnings   Adjustment       Stock        Total
                                     -----------   --------------    -------------   --------   ----------   ------------    ------
Balance at July 1, 1994..........   6,032,317        $      6          $  18,964      $ 16,824    $   (8)                   $35,786
Exercise of warrants (Note 8)....      31,500                                126                                                126
Exercise of options (Notes 6 & 7)                      61,980                568                                                568
Tax benefit of options (Note 6)..                                            284                                                284
Cumulative translation adjustment
  (Note 1).....................                                                                       45                         45
Net income.......................                                                        7,978                                7,978
                                    ---------        --------          ---------      --------    ------     ----------      -------
Balance at June 30, 1995.........   6,125,797               6             19,942        24,802        37                     44,787
Exercise of options (Notes 6 & 7)     178,974                              1,475                                              1,475
Tax benefit of options (Note 6)..                                          1,452                                              1,452
Cumulative translation adjustment
    (Note 1).....................                                                                    (34)                       (34)
Net income.......................                                                       11,818                               11,818
                                    ---------        --------          ---------      --------    ------     ----------     -------
Balance at June 30, 1996.........   6,304,771               6             22,869        36,620         3                     59,498
Exercise of warrants (Note 8)....       5,500                                 22                                                 22
Exercise of options (Notes 6 & 7)      54,158                                661                                                661
Tax benefit of options (Note 6)..                                            157                                                157
Compensation cost associated with
    warrant grant (Note 8).......                                             50                                                 50
Cumulative translation adjustment
    (Note 1).....................                                                                     89                         89
Treasury stock (Note 9)..........    (513,100)                                                                  (13,541)    (13,541)
Net income.......................                                                       12,548                               12,548
                                    ---------        --------          ---------      --------    ------       --------     -------
Balance at June 30, 1997.........   5,851,329        $      6          $  23,759      $ 49,168    $   92      ($ 13,541)    $59,484
                                    =========        ========          =========      ========    ======      =========     =======

                     See accompanying notes to consolidated
                             financial statements.











                                       F-4




                        DAY RUNNER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                                        Years Ended June 30,
                                                                1997           1996           1995
                                                              ---------     ----------      -----------
Cash flows from operating activities:
    Net income..............................................  $  12,548      $ 11,818        $ 7,978
    Adjustments to reconcile net income to net cash
    provided by(used in) operating activities:
      Depreciation and amortization.........................      3,869         2,548           1,259
      Provision for losses on accounts receivable...........        381           810             452
Write-off of barter credits (Note 10).......................        200           520             210
      Utilization of barter credits.........................                                       56
Compensation expense related to issuance of warrants........         50
      Deferred income tax provision.........................     (1,186)          (26)         (2,690)
Changes in operating assets and liabilities:
        Accounts receivable.................................     (1,220)       (2,884)         (2,475)
Inventories  ...............................................     (3,294)        6,543          (8,182)
Prepaid expenses and other current assets...................       (689)          (87)            224
Income taxes receivable.....................................      1,930        (1,930)
        Accounts payable....................................        225        (1,028)           (101)
Accrued expenses............................................       (872)        3,606           3,209
Income taxes payable........................................      1,206        (1,247)          1,308
                                                               --------      --------         -------
        Net cash provided by operating activities...........     13,148        18,643           1,248
                                                               --------      --------         -------
Cash flows from investing activities:
    Acquisition of property and equipment...................     (4,972)       (4,393)         (2,592)
Other assets ...............................................          5            (8)           (146)
    Sale of marketable securities...........................                                    3,843
                                                               --------      --------         -------
    Net cash (used in) provided by investing activities.....     (4,967)       (4,401)          1,105
                                                               --------      --------         -------

Cash flows from financing activities:
    Net borrowings under line of credit.....................        452
    Payment of long-term debt...............................                     (141)           (154)
    Payment of capital lease obligations....................        (13)          (23)            (23)
    Exercise of warrants....................................         22                           126
Exercise of options.........................................        661         1,475             568
    Repurchase of common stock..............................    (13,541)
                                                               --------      --------         -------
    Net cash (used in) provided by financing activities.....    (12,419)        1,311             517
                                                               --------      --------         -------

Effect of exchange rate changes on cash and
     cash equivalents.......................................         23           (57)            (73)
                                                               --------      --------         -------
Net (decrease) increase in cash and cash equivalents........     (4,215)       15,496           2,797
Cash and cash equivalents at beginning of year..............     19,765         4,269           1,472
                                                               --------      --------         -------

Cash and cash equivalents at end of year....................   $ 15,550      $ 19,765         $ 4,269
                                                               ========      ========         =======

                See accompanying notes to consolidated financial
                                  statements.

                                       F-5

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

         FOREIGN CURRENCY TRANSLATION. Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date and, where appropriate, at historical rates of exchange. Income and expense accounts are translated at the weighted average rate in effect during the year. The aggregate effect of translating the financial statements of the foreign subsidiaries is included as a separate component of stockholders' equity. Foreign exchange gains (losses) were not significant during the years ended June 30, 1997, 1996 and 1995.

     CASH EQUIVALENTS. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis. Inventories consist of the following (in thousands):

                                   June 30,
                                1997       1996
                               -------   --------
       Raw materials ........  $10,204   $ 8,212
       Work in process ......      426       327
       Finished goods .......   12,776    11,501
                               -------   -------
         Total ..............  $23,406   $20,040
                               =======   =======

     SALES. Revenue is recognized upon shipment of product to the customer, with appropriate allowances for estimated returns, rebates and other allowances.

         SIGNIFICANT CUSTOMERS. In 1997, sales to four customers accounted for 25%, 15%, 14% and 11% of the Company's sales. In 1996 and 1995, sales to three customers accounted for 17%, 15% and 12% and 25%, 14% and 12%, respectively, of the Company's sales.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist primarily of cash, accounts receivable and payable, and debt instruments. The book values of financial instruments, other than the debt instruments, are representative of their fair values due to their short-term maturity. The book values of the Company's debt instruments are considered to approximate its fair value because the interest rate of these instruments is based on current rates offered to the Company.

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

         NEW ACCOUNTING STANDARDS. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings per Share, which will be effective for the Company beginning with the interim period ending December 31, 1997. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share of companies with complex capital structures. Had earnings per share been determined consistent with SFAS No. 128, basic and diluted earnings per share would have been:

                                                         Years Ended June 30,
                          1997                                  1996                                 1995
           ------------------------------------    --------------------------------   --------------------------------
               Weighted                                Weighted                          Weighted
            Average Shares       Earnings Per       Average Shares    Earnings Per     Average Shares    Earnings Per
             (in thousands)          Share          (in thousands)        Share        (in thousands)        Share
             --------------          -----          --------------        -----        --------------        -----
Basic           6,216                $2.02              6,234             $1.90           6,088             $1.31
Diluted         6,591                $1.90              6,602             $1.79           6,374             $1.25


     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting for Comprehensive Income, and No. 131 ("SFAS No. 131"), Disclosures about Segments of an Enterprise and Related Information. These statements are effective for financial statements issued for periods beginning after December 15, 1997. The Company is evaluating what, if any, additional disclosures may be required upon implementation of SFAS Nos. 130 and 131.

     RECLASSIFICATIONS.   Certain   reclassifications  were  made  to  the  1996
financial statements to conform to the current year presentation.

2.       ACCRUED EXPENSES

        Accrued expenses consist of the following (in thousands):

                                                                        June 30,
                                                                   1997             1996
                                                                ---------        -------

                     Accrued sales and promotion costs........  $   5,223        $  4,027
                     Accrued payroll and related costs........      2,128           3,923
                     Other....................................      2,149           2,420
                                                                ---------        --------
                             Total............................  $   9,500        $ 10,370
                                                                =========        ========

3.       BANK BORROWINGS

         The Company has a credit agreement with a bank, the terms of which provide for borrowings under a line of credit of up to an aggregate of $5,000,000 through November 1, 1997. Under the line of credit, the Company may either borrow funds, open commercial letters of credit or open standby letters of credit up to $5,000,000. However, in no event may the aggregate of borrowings and letters of credit exceed $5,000,000. Commercial letters of credit and standby letters of credit may be issued for a term not to exceed 180 days and may not expire subsequent to February 1, 1998 and May 1, 1998, respectively. At June 30, 1997, the Company had $452,000 outstanding under its line of credit and had used the line of credit to secure outstanding letters of credit of approximately $1,000,000, which reduced the availability under the line of credit to approximately $3,548,000. Effective September 1, 1997, the Company increased its line of credit from $5,000,000 to $15,000,000.

         Borrowings are collateralized by accounts receivable, inventories and certain other assets. Borrowings under the line of credit bear interest either at the bank's prime rate (8.5% at June 30, 1997) or at LIBOR (5.6875% at June 30, 1997) plus 1.75%, at the Company's election. The credit agreement requires the Company to maintain total debt to tangible net worth of not more than 1.5 to 1 and to maintain certain specified operating ratios. The agreement also requires that the Company obtain the bank's approval to declare or pay dividends in excess of $200,000.

4.       LEASES

         The Company has four noncancelable operating leases for its principal operating facilities and its corporate headquarters. The leases expire through 2005. The leases include renewal options that, if exercised, would extend the lease terms through 2011, and the leases provide for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index, subject to certain minimum increases. The Company also has entered into leases for certain production, warehouse, computer and office equipment under noncancelable operating leases that expire through September 2004.

         The Company also leases certain vehicles under agreements that meet the criteria for classification as capital leases. Future minimum lease payments under these capital leases, and the future minimum lease payments under the operating leases at June 30, 1997, are summarized as follows (in thousands):

                                                                    Capital         Operating
       Year                                                         Leases           Leases
       ----                                                       ---------       ---------
       1998....................................................   $      23         $  2,939
       1999....................................................          23            2,497
       2000....................................................          15            2,015
       2001....................................................           5            1,891
       2002....................................................           5              814
       Thereafter..............................................           4              896
                                                                  ---------         --------
       Total minimum lease payments............................          75         $ 11,052
                                                                                    ========
       Less current portion of capital lease obligations.......          23
                                                                  ---------
       Portion of capital lease obligation due after one year..   $      52
                                                                  =========


     Included in property and equipment at June 30, 1997 are capitalized leased vehicles with a cost of $88,000 and accumulated amortization of $43,000.

     Rent expense was $3,841,000, $3,927,000 and $3,128,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

5.      INCOME TAXES

         The income tax provision consists of the following (in thousands):



                                                            Years Ended June 30,
                                                     1997         1996          1995
                                                   ----------   ---------   --------
        Current:
          Federal...............................   $  7,076     $  6,051     $  6,998
          State.................................      1,825        1,473        1,400
          Foreign...............................        387          342          155
                                                   --------     --------     --------
        Total current...........................      9,288        7,866        8,553
                                                   --------     --------     --------
        Deferred provision (benefit):...........
          Federal...............................       (961)         (37)      (2,363)
          State.................................       (225)          11         (327)
                                                   --------     --------     --------
        Total deferred..........................     (1,186)         (26)      (2,690)
                                                   --------     --------     --------
        Total income tax provision..............   $  8,102     $  7,840     $  5,863
                                                   ========     ========     ========

         Differences between the total income tax provision and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows (in thousands):



                                                            Years Ended June 30,
                                                     1997         1996        1995
                                                   ----------   ---------   --------
        Computed tax expense using the
          statutory federal income tax rate.....    $  7,228    $  6,880    $   4,946
        Increase (decrease) in taxes arising from:
          State taxes, net of federal benefit...       1,000         980          698
          Foreign subsidiary operating losses...          46          35          281
          Other.................................        (172)        (55)         (62)
                                                    --------    --------    ---------
          Total.................................    $  8,102    $  7,840    $   5,863
                                                    ========    ========    =========

        Effective income tax rate...............          39%        40%           42%
                                                    =========   =========   ==========





           Total deferred tax assets and deferred tax liabilities consist of the following at June 30, 1997 and 1996 (in thousands):

                                                                                       June 30,
                                                                        1997             1996
                                                                   -------------    --------------


          Allowance for sales returns............................      $2,490             $  2,072
          Inventory obsolescence reserve.........................       1,394                1,479
          Allowance for doubtful accounts........................       1,147                1,005
          State taxes............................................         615                  523
          Other deferred tax assets..............................       1,491                  706
                                                                       ------             --------
          Total deferred tax assets..............................       7,137                5,785
          Less deferred tax liabilities..........................         751                  585
                                                                       ------             --------
          Total..................................................      $6,386             $  5,200
                                                                       ======             ========

6.       STOCK OPTION PLANS

         Under the Company's 1995 Stock Option Plan (the "Plan"), an aggregate of 500,000 shares of common stock is reserved for issuance to key employees, including officers and directors, and consultants of the Company. Both incentive stock options and nonstatutory stock options are authorized for issuance under the Plan. The terms of the options are determined at the time of grant. Pursuant to the Plan, the per share option price of stock options may not be less than the fair market value of a share of common stock at the date of grant, and no options may be granted after December 2005. The outstanding options typically become exercisable over a period of five years from the date of issuance and have terms of up to ten years.

         The Company also authorized the issuance of up to 1,725,000 shares of the Company's common stock under its Amended and Restated 1986 Stock Option Plan. Such options typically become exercisable ratably over a period of five years from the date of issuance and have terms of six to ten years. As of June 30, 1997, options covering 890,325 shares have been exercised and options covering 826,550 shares remain outstanding. No additional options will be granted under this plan.

         During the years ended June 30, 1997, 1996 and 1995, certain officers and employees exercised options to purchase an additional 37,150, 164,025 and 45,750 shares, respectively, of the Company's common stock for an aggregate of $381,000, $1,214,000 and $362,000, respectively (see Note 7).

         In connection with the exercise of nonstatutory stock options and the sale of shares purchased pursuant to incentive stock options, the Company realized a reduction in its current tax liability during the years ended June 30, 1997, 1996 and 1995. This reduction totaled $157,000, $1,452,000 and
$284,000, respectively, and was credited to additional paid-in capital.






         A summary of stock option activity is as follows:

                                                               Number of
                                                                Options                 Per Share
                                                                -------                 ---------

                 Outstanding, July 1, 1994.............          797,475           $ 2.26 - $18.625
                    Granted............................          148,000             16.75 - 19.50
                    Exercised..........................          (45,750)             2.26 - 12.50
                    Cancelled..........................          (33,000)             2.26 - 18.625
                                                               ---------
                 Outstanding, June 30, 1995............          866,725              2.26 - 19.50
                    Granted............................          168,375                16.75
                    Exercised..........................         (164,025)             2.26 - 19.50
                    Cancelled..........................           (5,000)            12.50 - 19.50
                                                               ---------
                 Outstanding, June 30, 1996............          866,075              8.75 - 19.50
                    Granted............................          232,500                   26.00
                    Exercised..........................          (37,150)              8.75 - 26.00
                    Cancelled..........................          (15,625)                  26.00
                                                               ---------
                 Outstanding, June 30, 1997............        1,045,800               10.25 - 26.00
                                                               =========

         At June 30, 1997, options to purchase 551,157 shares at prices ranging from $10.25 to $26.00 were exercisable.

         The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for stock option awards. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), Accounting for Stock Based Compensation, the Company's net income and earnings per common and common equivalent shares would have been reduced to the pro forma amounts indicated below:

                                                        Years Ended June 30,
                                                         1997          1996
                                                       --------      -------
Net income:
            As reported .........................      $12,548      $11,818
            Pro forma ...........................      $11,094      $11,294

Earnings per common and common equivalent shares:
            As reported .........................      $  1.90      $  1.79
            Pro forma ...........................      $  1.68      $  1.71

         The fair value of the options granted under the plans during 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997 and 1996, respectively: no dividend yield, volatility of 53.28% and 56.26%, risk-free interest rates of 5.41% to 6.95% and 5.69% to 6.40%, and expected option lives of 1.4 to 4 years for both periods. Pro forma compensation cost of options granted under the Employee Stock Purchase Plan is measured based on the discount from market value.

         On August 19, 1997, the Company issued options to key employees to purchase 257,500 shares of the Company's common stock at $33.75 per share. The options vest over a period of five years and expire in 2007.

7.       EMPLOYEE STOCK PURCHASE PLAN

         During 1992, the Company adopted an Employee Stock Purchase Plan under which 100,000 shares of common stock were authorized for issuance to employees. Under the plan, eligible employees may purchase, through payroll deductions withheld during an offering period, an amount of common stock not to exceed approximately 5% of the employee's annual compensation. The purchase price per share is the lower of 85% of the fair market value of a share of common stock on the first day of the offering period or on the last day of the offering period. There are two offering periods during each year. During the years ended June 30, 1997, 1996 and 1995, employees purchased an aggregate of 17,008, 14,949 and 16,230 shares of common stock for $280,000, $261,000 and, $206,000, respectively, under this plan. These amounts are included in the amounts shown for exercise of options on the accompanying consolidated statements of stockholders' equity (see Note 6).

8.       WARRANTS

         During the years ended June 30, 1997, 1996 and 1995, the Board of Directors approved the issuance of warrants to purchase an aggregate of 200,000 shares of the Company's common stock. Such warrants were issued at prices ranging from $19.00 to $25.625 per share, vest over periods up to 48 months and expire at various times through April 2007.

         During 1997 and 1995, certain directors exercised warrants to purchase 5,500 and 31,500 shares, respectively, of the Company's common stock for an aggregate of $22,000 and $126,000, respectively. No warrants were exercised during the year ended June 30, 1996.

         Included in the issuance of warrants to purchase 200,000 shares of the Company's common stock is a warrant to purchase 25,000 shares that was issued to a director under the terms of a consulting agreement during fiscal 1997. Such issuance was accounted for under SFAS No. 123, which resulted in the recording of $50,000 in compensation cost.

         A summary of warrant activity is as follows:

                                                                Number of
                                                                 Warrants                Per Share
                                                                 --------              -------------
                 Outstanding, July 1, 1994.............            220,000            $4.00 - $12.50
                    Granted............................             25,000                 19.00
                    Exercised..........................            (31,500)                4.00
                                                               -----------
                 Outstanding, June 30, 1995............            213,500             4.00 - 19.00
                    Granted............................             25,000                 19.00
                                                               -----------
                 Outstanding, June 30, 1996............            238,500              4.00 - 19.00
        Granted     ...................................            150,000           23.5625 - 25.625
                    Exercised..........................             (5,500)                4.00
                                                               -----------
                 Outstanding, June 30, 1997............            383,000             4.00 - 25.625
                                                               ===========

         At June 30, 1997, warrants to purchase 244,456 shares at prices ranging from $4.00 to $25.625 were exercisable.

         On August 19, 1997, the Company issued warrants to key employees to purchase 95,000 shares of the Company's common stock at $33.75 per share. The warrants vest immediately and expire in 2007.

9.       TREASURY STOCK

         In 1997, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 600,000 shares of its common stock. Such stock may be used to meet the Company's common stock requirements for its stock benefit plans. During fiscal 1997, the Company repurchased 513,100 shares at an average per share cost of $26.39.

         On August 27, 1997, the Board of Directors authorized the purchase of up to 360,000 shares of the Company's common stock from officers and directors and increased the number of shares of common stock that the Company is authorized to repurchase under its existing stock repurchase program by 100,000 shares. In addition, on that date, the Company repurchased 347,794 shares from certain officers and directors at a cost of $33.25 per share.

10.      OTHER TRANSACTIONS

         During 1995 and 1993, the Company entered into barter agreements whereby it delivered $132,000 and $1,098,000, respectively, of its inventory in exchange for future advertising credits and other items. The credits, which expire in October 1998, are valued at the lower of the Company's cost or market value of the inventory transferred. The Company has recorded barter credits of $36,000 in prepaid expenses and other current assets at June 30, 1997 and 1996. At June 30, 1997 and 1996, other assets include $79,000 and $279,000, respectively, of such credits. Under the terms of the agreement, the Company is required to pay cash equal to a negotiated amount of the bartered advertising, or other items, and use the barter credits to pay the balance. These credits are charged to expense as they are used. During the years ended June 30, 1997 and 1996, no amounts were charged to expense for barter credits used.

         The Company assesses the recoverability of barter credits periodically. Factors considered in evaluating the recoverability include management's plans with respect to advertising and other expenditures for which barter credits can be used. Any impairment losses are charged to operations as they are determinable. During the year ended June 30, 1997, 1996 and 1995, the Company charged $200,000, $520,000 and $210,000, respectively, to operations for such impairment losses.

11.     PROFIT-SHARING AND BONUS PLANS

         In January 1991, the Company established a 401(k) profit-sharing plan in which eligible employees may contribute up to 15% of their eligible earnings. The Company may contribute to the plan at the discretion of the Board of Directors, subject to applicable regulations. In the years ended June 30, 1997, 1996 and 1995, the Board elected to contribute an amount equal to 25% of the first 6% of eligible earnings. Participants vest in the Company's contributions at a rate of 20% after two years of plan participation and 20% each year thereafter until fully vested.

     During the years ended June 30, 1997, 1996 and 1995, the Company's matching contributions were $133,000, $128,000 and, $120,000, respectively.

         The Company has an executive bonus plan and incentive compensation arrangements for key employees based on an earnings formula. Compensation expense recorded under these plans was $1,120,000 and $550,000 during the years ended June 30, 1996 and 1995, respectively. No amounts were recorded under these plans during the year ended June 30, 1997.

12.      STATEMENTS OF CASH FLOWS
     Capital lease obligations totaling $88,000 were incurred in 1997 when the Company entered into leases to acquire certain vehicles.

         In a barter transaction entered in 1995, the Company exchanged $132,000, respectively, of inventory for an equal amount of barter credits (see
Note 10).

         The Company realized a reduction in its current tax liability during 1997, 1996 and 1995 in the amount of $157,000, $1,452,000 and $284,000, respectively. Such amounts were credited to additional paid-in capital (see Note
6).

                                                 Years Ended June 30,
                                            1997       1996         1995
                                         ---------   ---------    ---------
Supplemental disclosure of cash flow
  information (in thousands) -
 Cash paid during the period for:
     Interest ......................      $  130     $   24       $   80
     Income taxes ..................      $6,026     $9,988       $6,610

                          INDEPENDENT AUDITORS' REPORT

Day Runner, Inc.:

We have audited the consolidated financial statements of Day Runner, Inc. and its subsidiaries as of June 30, 1997 and 1996, and for each of the three years in the period ended June 30, 1997, and have issued our report thereon dated August 15, 1997; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Day Runner, Inc. and its subsidiaries, listed in Item 14(a)2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

/s/ DELOITTE & TOUCHE LLP

Long Beach, California
August 15, 1997


                                             DAY RUNNER, INC. AND SUBSIDIARIES

                                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                 (Dollars in thousands)



                                                Balance at                                                Balance at
                                                 June 30,             Charged to                           June 30,
Classification                                     1996               Operations         Deductions          1997
--------------                               ----------------         ----------         ----------       ---------
Allowance for doubtful accounts............      $2,358                 $    381          $    57          $ 2,682
Allowance for sales returns................       5,016                   13,883           12,917            5,982
Reserve for obsolete inventory.............       3,473                    1,267            1,481            3,259

                                                Balance at                                                Balance at
                                                 June 30,             Charged to                           June 30,
Classification                                     1995               Operations         Deductions          1996
--------------                               ----------------         ----------         ----------       ----------

Allowance for doubtful accounts............      $1,671                  $   810          $   123           $ 2,358
Allowance for sales returns................       5,461                    8,221            8,666             5,016
Reserve for obsolete inventory.............       3,214                    2,754            2,495             3,473


                                                Balance at                                                Balance at
                                                 June 30,             Charged to                           June 30,
Classification                                     1994               Operations         Deductions          1995
--------------                               ----------------         ----------         ----------       ----------

Allowance for doubtful accounts............      $1,368                 $    452         $    149           $ 1,671
Allowance for sales returns................       2,883                   10,451            7,873             5,461
Reserve for obsolete inventory.............       1,800                    3,508            2,094             3,214


                                                Balance at                                                Balance at
                                               December 31,           Charged to                           June 30,
Classification                                     1993               Operations         Deductions          1994
--------------                               ----------------         ----------         ----------       ----------

Allowance for doubtful accounts............      $1,362                 $    124         $    118           $ 1,368
Allowance for sales returns................       3,092                    3,839            4,048             2,883
Reserve for obsolete inventory.............       1,529                      924              653             1,800


                                                    EXHIBIT INDEX


Exhibit
Number                     Description
----------                 -------------

    10.6                   1997 Officer Bonus Plan

    10.8 Sixth Amendment to Credit Agreement dated as of September 1, 1997 between the Registrant and Wells Fargo Bank, National Association, including revolving Line of Credit Note

    10.12                  Schedule of Warrants

    10.13 Form of Warrant dated August 19, 1997 to purchase shares of the Registrant's Common Stock issued to certain officers of the Company and Schedule of Warrants

    11.1                   Statement of Computation of  Earnings Per Share

    23.1                   Consent of  Deloitte & Touche LLP

    27.1                   Financial Data Schedule