Form 10-Q
period 1997-09-30
DAY RUNNER INC
filed 1997-11-14
CIK 853102

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                                  Yes |X| No|_|

         Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date:

                                              Number of Shares Outstanding
            Class                                at November 11, 1997
-------------------------------          -------------------------------------
Common Stock, $0.001 par value                          5,635,804

                                DAY RUNNER, INC.

                                      INDEX


                                                                  Page Reference

COVER PAGE...............................................................1

INDEX    ................................................................2

PART I -- FINANCIAL INFORMATION

         Item 1.     Consolidated Financial Statements

                     Consolidated Balance Sheets
                       September 30, 1997 and June 30, 1997..............3

                     Consolidated Statements of Income
                       Three Months Ended September 30, 1997 and 1996.....4
                     Consolidated Statements of Cash Flows
                       Three Months Ended September 30, 1997 and 1996.....5

                     Notes to Consolidated Financial Statements...........6

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations........9

PART II -- OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K....................13

SIGNATURES...............................................................15

PART I -- FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements.

                         DAY RUNNER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS
                                                                                         September 30,     June 30,
                                                                                           1997            1997
                                                                                          (unaudited)      (audited)
                                                                                          -----------      ---------
Current assets:
     Cash and cash equivalents.......................................................    $   8,080        $  15,550
     Accounts receivable (less allowances for doubtful accounts and sales returns and other allowances of $10,912 and $8,664 at September 30, 1997 and
          June 30, 1997, respectively)...............................................       24,646           22,303
     Inventories.....................................................................       28,845           23,406
     Prepaid expenses and other current assets.......................................        2,378            2,409
     Deferred income taxes...........................................................        6,386            6,386
                                                                                          --------         --------
          Total current assets.......................................................       70,335           70,054
                                                                                         ---------        ---------

Property and equipment -- At cost:
     Machinery and equipment.........................................................       11,103           10,316
     Data processing equipment and software..........................................        6,041            5,863
     Leasehold improvements..........................................................        1,975            1,838
     Vehicles........................................................................          167              214
                                                                                         ---------        ---------
          Total......................................................................       19,286           18,231
     Accumulated depreciation and amortization.......................................      (10,628)          (9,543)
                                                                                         ---------        ---------
     Property and equipment -- net...................................................        8,658            8,688
                                                                                         ---------        ---------
Other assets.........................................................................          562              138
                                                                                         ---------        ---------
Total assets.........................................................................    $  79,555        $  78,880
                                                                                         =========        =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Lines of credit.................................................................     $    376        $     452
     Accounts payable................................................................       11,116            8,320
     Accrued expenses................................................................       11,849            9,500
     Income taxes payable............................................................        2,770            1,049
     Current portion of capital lease obligations....................................           17               23
                                                                                          --------         --------
          Total current liabilities..................................................       26,128           19,344
                                                                                         ---------        ---------
Long-term liabilities:
     Capital lease obligations.......................................................           30               52
                                                                                         ---------        ---------
Stockholders' equity:
     Preferred stock (1,000,000 shares authorized, $0.001 par value; no shares issued or outstanding).............................................................
     Common stock (14,000,000 shares authorized, $0.001 par value; 6,458,978 and
         6,364,429  issued  ...and   5,598,084  and  5,851,329   outstanding  at
         September 30,
          1997 and June 30, 1997, respectively)......................................            6                6
     Additional paid-in capital......................................................       24,937           23,759
     Retained earnings...............................................................       53,520           49,168
     Cumulative translation adjustment...............................................           40               92
     Treasury stock:  at cost (860,894 and 513,100 shares at September 30, 1997 and
         June 30, 1997, respectively)................................................      (25,106)         (13,541)
                                                                                         ---------        ----------
          Total stockholders' equity.................................................       53,397           59,484
                                                                                         ---------        ---------
Total liabilities and stockholders' equity...........................................    $  79,555        $  78,880
                                                                                         =========        =========

     See accompanying notes to consolidated financial statements.




                        DAY RUNNER, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                                               Three Months Ended
                                                                                                   September 30,
                                                                                                 1997       1996
                                                                                                 ----       ----

Sales...................................................................................      $  38,138   $  33,549
Cost of goods sold......................................................................         18,032      15,964
                                                                                              ---------   ---------
Gross profit............................................................................         20,106      17,585
                                                                                              ---------   ---------

Operating expenses:
     Selling, marketing and distribution................................................          9,302       7,988
     General and administrative.........................................................          3,764       3,394
                                                                                              ---------   ---------
       Total operating expenses.........................................................         13,066      11,382
                                                                                              ---------   ---------

Income from operations..................................................................          7,040       6,203
Net interest income.....................................................................             95         210
                                                                                              ---------   ---------

Income before provision for income taxes................................................          7,135       6,413
Provision for income taxes..............................................................          2,783       2,565
                                                                                              ---------   ---------
Net income..............................................................................      $   4,352   $   3,848
                                                                                              =========   =========

Earnings per common and common equivalent share.........................................      $   0.70    $   0.57
                                                                                              ========    ========

Weighted average number of common and common
     equivalent shares..................................................................          6,256       6,710
                                                                                              =========   =========

     See accompanying notes to consolidated financial statements.



                        DAY RUNNER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                           Three Months Ended
                                                                                               September 30,
                                                                                             1997        1996
                                                                                             ----        ----
Cash flows from operating activities:
    Net income....................................................................        $  4,352     $ 3,848
    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
       Depreciation and amortization..............................................           1,074         756
       Provision for losses on accounts receivable................................                         113
       Changes in operating assets and liabilities:
          Accounts receivable.....................................................          (1,931)     (1,187)
          Inventories.............................................................          (4,160)      2,202
          Prepaid expenses and other current assets...............................              40         193
          Income taxes receivable.................................................                       1,930
          Accounts payable........................................................           2,063        (601)
          Accrued expenses........................................................           1,938         864
          Income taxes payable....................................................           1,719         654
                                                                                         ---------   ---------
             Net cash provided by operating activities............................           5,095       8,772
                                                                                         ---------   ---------
Cash flows from investing activities:
    Purchase of business..........................................................            (318)
    Acquisition of property and equipment.........................................            (897)     (1,291)
    Other assets..................................................................             (38)          5
                                                                                         ----------  ---------
         Net cash used in investing activities....................................          (1,253)     (1,286)
                                                                                         ----------  ----------
Cash flows from financing activities:
    Net repayment under lines of credit...........................................            (888)
    Repayment of capital lease obligations........................................             (33)
    Net proceeds from issuance of common stock....................................           1,178         219
    Repurchase of common stock....................................................         (11,565)
                                                                                         ----------  ---------
         Net cash (used in) provided by financing activities......................         (11,308)        219
                                                                                         ----------  ---------
Effect of exchange rate changes in cash...........................................              (4)         (8)
                                                                                         ----------  ----------
Net (decrease) increase in cash and cash equivalents..............................          (7,470)      7,697
Cash and cash equivalents at beginning of period..................................          15,550      19,765
                                                                                         ---------   ---------
Cash and cash equivalents at end of period........................................       $   8,080   $  27,462
                                                                                         =========   =========
     See accompanying notes to consolidated financial statements.


                        DAY RUNNER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Information relating to the three months ended
                    September 30, 1997 and 1996 is unaudited)


1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

         The accompanying consolidated balance sheet as of September 30, 1997, consolidated statements of income and cash flows for the three-month periods ended September 30, 1997 and 1996 are unaudited but, in the opinion of management, include all adjustments consisting of normal, recurring accruals necessary for a fair presentation of the financial position and the results of operations for such periods. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in the financial statements included herein are adequate to make the information therein not misleading. The financial statements included herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 1997, and the notes thereto, which are included in the Company's Annual Report on Form 10-K.

         The results of operations for the three months ended September 30, 1997 and 1996 are not necessarily indicative of the results for a full year. The seasonality of the Company's financial results and the unpredictability of the factors affecting such seasonality make the Company's quarterly and yearly financial results difficult to predict and subject to significant fluctuation.

2.  INVENTORIES

         Inventories consist of the following (in thousands):

                                            September 30,           June 30,
                                                1997                  1997
                                                ----                  ----

         Raw materials...................  $    8,170             $   10,204
         Work in process.................         454                    426
         Finished goods..................      20,221                 12,776
                                           ----------             ----------
                  Total..................  $   28,845             $   23,406
                                           ==========             ==========

3.  LINES OF CREDIT

         Effective September 1, 1997, the Company amended its primary credit agreement with a bank to allow the Company to borrow up to $15,000,000 under a line of credit through November 1, 1997 and open commercial letters of credit or open standby letters of credit up to $15,000,000, with the aggregate of borrowing and letters of credit not to exceed $15,000,000. On November 1, 1997, this credit agreement was further amended to allow for borrowing under the line of credit through February 1, 1998. Commercial letters of credit and standby letters of credit may be issued for a term not to exceed 180 days and shall not expire subsequent to August 1 and May 1, 1998, respectively. At September 30, 1997, the Company had no amounts outstanding under this line of credit but had outstanding secured letters of credit totaling approximately $1,000,000.

         Under this credit agreement, borrowings are collateralized by accounts receivable, inventories and certain other assets and bear interest at the Company's election either at the bank's prime rate (8.50% at September 30, 1997) or at LIBOR (5.65625% at September 30, 1997) plus 1.75%. The credit agreement requires the Company to maintain total debt to tangible net worth of not more than 1.5 to 1, to maintain certain specified operating ratios and to obtain the bank's approval to declare or pay dividends in excess of $200,000.

         The Company also has a credit agreement with a Canadian bank. Borrowings under this line of credit, which is used for working capital purposes by the Company's Canadian subsidiary, may not exceed Canadian $1,000,000, bear interest at the bank's prime rate (4.75% at September 30, 1997) and are due and payable on demand. Prior to October 17, 1997, borrowings under the line bore interest at the bank's prime rate plus 0.50%. At September 30, 1997, approximately US $376,000 was outstanding under this line of credit.

4.  STOCKHOLDERS' EQUITY

         During the three months ended September 30, 1997, certain directors, officers and employees exercised options and warrants to purchase an aggregate of 94,549 shares of the Company's Common Stock for an aggregate of approximately $1,178,000.

 5. TREASURY STOCK

         During  the  three  months  ended   September  30,  1997,  the  Company
repurchased 347,794 shares from certain officers and directors at a cost of $33.25 per share for an aggregate of approximately $11,565,000.

6.  EARNINGS PER SHARE

         Earnings per share information is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options and warrants. In computing earnings per share, the Company used the modified treasury stock method for the three months ended September 30, 1997 and 1996.

7.   ACQUISITIONS

         On July 29, 1997, the Company purchased the stock of Ultima Distribution Inc., which was the distributor of the Company's products in Canada, for approximately $318,000. In addition, contingent payments may be paid over the next two years, based on Ultima's operating performance during that period.

         On October 1, 1997, the Company purchased substantially all the operating assets of Ram Manufacturing, Inc., a Little Rock, Arkansas developer, manufacturer and marketer of wall boards. The cash purchase price was approximately $2,400,000, and the Company also assumed certain liabilities totaling approximately $3,000,000. In addition, contingent payments may be paid over the next three years, based upon Ram's operating performance during that period.

8.   STATEMENTS OF CASH FLOW

        The net cash used to purchase Ultima Distribution Inc. on July 29, 1997 was used as follows (in thousands):

              Working capital                                          $   227
              Property, plant and equipment                               (150)
              Cost in excess of net assets of company acquired            (395)
                                                                     ----------
              Net cash used to acquire business                        $  (318)
                                                                     ==========


         Supplemental disclosure of cash flow information (in thousands):

                                                Three Months Ended September 30,
                                                   1997               1996
                                                ------------------------------

             Cash paid during the period for:
               Interest                           $   52          $   29
               Income taxes                       $1,007

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

         Since the Company's introduction of the first Day Runner System organizer in 1982, the Company's revenues have been generated by sales primarily of organizers and planners and secondarily of refills. Recently, much of the Company's growth has resulted from sales of related organizing products, virtually all of which have been introduced within the last three years. The Company focuses its product development, sales and marketing efforts primarily on the office products and mass market channels. The office products channel and the mass market channel accounted for 47.0% and 41.3%, respectively, of first quarter fiscal 1998 sales.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages that income statement items bear to sales and the percentage change in the dollar amounts of such items.

                                                                                                       Percentage
                                                                               Percentage                Change
                                                                                of Sales                  Three
                                                                             Three Months Ended       Months Ended
                                                                               September 30,          September 30,
                                                                           1997           1996        1996 to 1997
                                                                          ------        ----------    -------------
Sales..................................................................   100.0%          100.0%          13.7%
Cost of goods sold.....................................................    47.3            47.6           13.0
                                                                          -----           -----
Gross profit...........................................................    52.7            52.4           14.3
                                                                          -----           -----
Operating expenses:
    Selling, marketing and distribution................................    24.4            23.8           16.4
    General and administrative.........................................     9.9            10.1           10.9
                                                                          -----          ------
       Total operating expenses........................................    34.3            33.9           14.8
                                                                          -----           -----
Income from operations.................................................    18.4            18.5           13.5
Net interest income....................................................     0.3            0.6           (54.8)
                                                                           ----            ----
Income before provision for income taxes...............................    18.7            19.1           11.3
Provision for income taxes.............................................     7.3             7.6            8.5
                                                                           ----            ----
Net income.............................................................    11.4%           11.5%          13.1
                                                                           ====           =====

         The following tables set forth, for the periods indicated, the Company's approximate sales by product category and distribution channel and as a percentage of total sales.


                                                                    Three Months Ended September 30,
Product Category:                                                            1997       1996
-----------------                                                            ----       ----
                                                                    (unaudited; dollars in thousands)
Organizers and planners..............................     $ 21,188       55.6%        $  21,061       62.8%
Refills..............................................       10,875       28.5            10,444       31.1
Related organizing products..........................        6,075       15.9             2,044        6.1
                                                          --------      -----         ---------      -----
    Total............................................     $ 38,138      100.0%        $  33,549      100.0%
                                                          ========      =====         =========      =====



                                                                    Three Months Ended September 30,
Distribution Channel:                                                        1997       1996
---------------------                                                        ----       ----
                                                                    (unaudited; dollars in thousands)
Office products......................................   $   17,924       47.0%        $  17,783       53.0%
Mass market..........................................       15,750       41.3            12,480       37.2
Foreign customers....................................        2,415        6.3             1,364        4.1
Other................................................        2,049        5.4             1,922        5.7
                                                        ----------       -----        ---------      ------
    Total............................................   $   38,138      100.0%        $  33,549      100.0%
                                                        ==========      =====         =========      =====


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH
THE THREE MONTHS ENDED SEPTEMBER 30, 1996

         SALES. Sales consist of revenues from gross product shipments net of allowances for returns, rebates and credits. In the first quarter of fiscal 1998, sales increased by $4,589,000, or 13.7%, primarily because of increased sales of related organizing products. In the quarter ended September 30, 1997, sales of related organizing products grew by $4,031,000, or 197.2%; sales of refills (which include calendars and accessories) grew by $431,000, or 4.1%; and sales of organizers and planners grew by $127,000, or 0.6%. Product sales were primarily to office products customers and secondarily to mass market customers. Sales to mass market customers grew by $3,270,000, or 26.2%; sales to foreign customers grew by $1,051,000, or 77.1%; sales to the office products customers grew by $141,000, or 0.8%; and sales to miscellaneous customers grouped together as "other" increased by $127,000, or 6.6%.

         GROSS PROFIT. Gross profit is sales less cost of goods sold, which is comprised of materials, labor and manufacturing overhead. Gross profit may be affected by, among other things, product mix, production levels, changes in vendor and customer prices and discounts, sales volume and growth rate, sales returns, purchasing and manufacturing efficiencies, tariffs, duties and inventory carrying costs. Gross profit as a percentage of sales increased from 52.4% in the first quarter of fiscal 1997 to 52.7% in the first quarter of fiscal 1998.

     OPERATING EXPENSES. Total operating expenses increased by $1,684,000, or 14.8%, in the first quarter of fiscal 1998 compared with the first quarter of fiscal 1997 and increased as a percentage of sales from 33.9% to 34.3%. Primarily because of higher personnel costs and secondarily because of higher promotional display costs, selling, marketing and distribution expenses increased by $1,314,000 and from 23.8% to 24.4% as a percentage of sales. General and administrative expenses increased by $370,000, but decreased from 10.1% to 9.9% as a percentage of sales primarily because of the Company's increased ability to absorb fixed costs as a result of higher sales.

    NET INTEREST INCOME. Primarily because of a decrease in the Company's cash available for short-term investment resulting from the Company's repurchase of common stock, net interest income in the first quarter of fiscal 1998 compared with the first quarter of fiscal 1997 decreased by $115,000 and from 0.6% to 0.3% as a percentage of sales.

         INCOME TAXES. Primarily because of the improved financial results of the Company's Hong Kong subsidiary, the Company's first quarter fiscal 1998 effective tax rate was 39.0%, compared with 40.0% for the first quarter of fiscal 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents at September 30, 1997 decreased to $8,080,000 from $15,550,000 at June 30, 1997. In the three months ended September 30, 1997, net cash of $5,095,000 provided by operating activities, offset net cash of $1,253,000 and $11,308,000 used in investing activities and financing activities, respectively. Of the $5,095,000 net amount provided by the Company's operating activities, $4,352,000 was provided by net income, $2,063,000 was provided by an increase in accounts payable, $1,938,000 was provided by an increase in accrued expenses, and $1,719,000 was provided by an increase in income taxes payable, which amounts were partially offset by an increase of $4,160,000 in inventories and an increase of $1,931,000 in accounts receivable. Of the $1,253,000 net amount used in the Company's investing activities, $897,000 was used to acquire primarily machinery and equipment and secondarily computer equipment and software and $318,000 was used to acquire Ultima Distribution Inc. Of the $11,308,000 net amount used in the Company's financing activities, $11,565,000 was used to repurchase 347,794 shares of Common Stock from certain officers and directors, which amount was partially offset by $1,178,000 that was provided by the issuance of Common Stock upon exercise of then-outstanding stock options and warrants.

         Primarily because of the Company's increased sales of certain dated products, the timing of such sales and the payment terms customary for such products, accounts receivable (net) at September 30, 1997 increased by 10.5% from the fiscal 1997 year-end amount. Compared with the September 30, 1996 amount, accounts receivable (net) increased by 9.5% primarily because of the growth in sales. The average collection period of accounts receivable at September 30, 1997 was 47 days, compared with 47 and 45 days at June 30, 1997 and September 30, 1996, respectively.

         Inventories at September 30, 1997 increased by 23.2% from the fiscal 1997 year-end amount and by 62.1% compared with the September 30, 1996 amount primarily because of continuing expansion of distribution of new and recently introduced products and the Company's anticipated growth in sales.

         At September 30, 1997, Day Runner had no amounts outstanding under its primary $15,000,000 bank line but had used the line to secure outstanding letters of credit of approximately $1,000,000, which reduced the availability under the line to approximately $14,000,000. Borrowings under this line of credit bear interest at the Company's election at either the bank's prime rate or at LIBOR plus 1.75%. Effective November 1, 1997, the Company amended this credit agreement to be due and payable on February 1, 1998, except that commercial letters of credit and standby letters of credit may be issued to expire no later than August 1 and May 1, 1998, respectively. (See Note 3 to Consolidated Financial Statements.)

     The Company's Canadian line of credit allows for borrowings of up to Canadian $1,000,000 (approximately US $784,000). Borrowings bear interest at the Canadian bank's prime rate and are due and payable on demand. Prior to October 17, 1997, borrowings under the line bore interest at the bank's prime rate plus 0.50%. At September 30, 1997, approximately Canadian $519,000 (approximately
US $376,000) was outstanding under this line of credit, which reduced the availability under the line to approximately Canadian $481,000 (approximately US $348,000). (See Note 3 to Consolidated Financial Statements.)

        The Company has not incurred significant losses or gains from foreign currency exchange rate fluctuations. The continuing expansion of the Company's international operations could, however, result in larger gains or losses as a result of fluctuations in foreign currency exchange rates as those subsidiaries conduct business in whole or in part in foreign currencies.

         The Company believes that cash flow from operations, vendor credit, its existing working capital and its bank line of credit will be sufficient to satisfy the Company's anticipated cash requirements at least through the next 12 months. Nonetheless, the Company may seek additional sources of capital as necessary or appropriate for corporate finance purposes or to otherwise finance the Company's growth or operations; however, there can be no assurance that such funds if needed will be available on favorable terms, if at all.

FORWARD LOOKING STATEMENTS

         With the exception of the actual reported financial results and other historical information, the statements made in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report are forward looking statements that involve risks and uncertainties that could affect actual future results. Such risks and uncertainties include, but are not limited to: timing and size of orders from large customers, timing and size of orders for new products, competition, large customers' inventory management, general economic conditions, the health of the retail environment, supply constraints, supplier performance and other risks indicated in the Company's filings with the Securities and Exchange Commission.

PART II --OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a)        Exhibits

           3.1     Certificate of Incorporation of the Registrant, as amended(1)

           3.2     Bylaws of the Registrant, as amended(2)

          10.1     1998 Officer Bonus Plan

          10.2 Form of Stock Purchase Agreement dated August 27, 1997 and Schedule of Sellers

          10.3 Form of Warrant dated August 19, 1997 to purchase shares of the Registrant's Common Stock issued to certain officers of the Company and Schedule of Warrants(3)

          10.4 Credit Agreement dated as of May 1, 1993 between the Registrant and Wells Fargo Bank, National
                   Association, including Line of Credit Note(4), Assumption and Consent to Merger Agreement dated as of June 30, 1993(5), First Amendment to Credit Agreement dated as of December 15, 1993(5), Second Amendment to Credit Agreement dated as of May 1, 1994, including Line of Credit Note(6), Third Amendment to Credit Agreement dated as of October 1, 1994, including Line of Credit Note(7), Fourth Amendment to Credit Agreement dated as of October 2, 1995, including Revolving Line of Credit Note(8) ,
                   Fifth Amendment to Credit Agreement dated as of November 1, 1996, including Revolving Line of Credit Note (9), Sixth Amendment to Credit Agreement dated as of September 1, 1997, including Revolving Line of Credit Note(3) and Letter Agreement dated as of November 1, 1997

           11.1     Statement of Computation of Earnings per Share

           27.1     Financial Data Schedule

        (b)      Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.


(1) Incorporated by reference to the Registrant's Transition Report on Form 10-K (File No. 0-19835) filed with the Commission on September 27, 1994.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-19835) filed with the Commission on August 5, 1993.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19835) filed with the Commission on September 29, 1997.
(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on August 16, 1993.
(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19835) filed with the Commission on March 30, 1994.
(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on May 16, 1994.
(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835)filed with the Commission on November 14, 1994.
(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on November 13, 1995.
(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835)filed with the Commission on November 13, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     Date:  November 13, 1997
                                Day Runner, Inc.



                                         By:   /s/ MARK A. VIDOVICH
                                               --------------------------
                                                Mark A. Vidovich
                                                Chairman of the Board and
                                                Chief Executive Officer




                                        By:   /s/ DENNIS K. MARQUARDT
                                              --------------------------
                                               Dennis K. Marquardt
                                               Executive Vice President, Finance
                                                 & Administration and
                                                Chief Financial Officer