Form 10-Q
period 1997-12-31
DAY RUNNER INC
filed 1998-02-17
CIK 853102

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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

                                  Yes |X| No|_|

         Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date:

       Class                   Number of Shares Outstanding at February 12, 1998
------------------------------ -------------------------------------------------
Common Stock, $0.001 par value                       5,834,167

                                DAY RUNNER, INC.

                                      INDEX


                                                                  Page Reference

COVER PAGE..........................................................       1

INDEX    ...........................................................       2

PART I -- FINANCIAL INFORMATION

         Item 1.     Consolidated Financial Statements

                     Consolidated Balance Sheets
                       December 31, 1997 and June 30, 1997...........      3

                     Consolidated Statements of Income
                       Three and Six Months Ended December 31, 1997
                        and 1996.....................................      4

                     Consolidated Statements of Cash Flows
                       Six Months Ended December 31, 1997 and 1996...      5

                     Notes to Consolidated Financial Statements........    6

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations......  10

PART II -- OTHER INFORMATION

         Item 4.     Submission of Matters to a Vote of Security Holders..15

         Item 6.     Exhibits and Reports on Form 8-K.....................16

SIGNATURES................................................................18

PART I -- FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements.

                        DAY RUNNER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                     ASSETS
                                                                                               December 31,      June 30,
                                                                                                   1997            1997
                                                                                               (unaudited)      (audited)
                                                                                               -----------      ---------
     Cash and cash equivalents...............................................................    $   9,411      $  15,550
     Accounts receivable (less allowances for doubtful accounts and sales returns and other allowances of $11,585 and $8,664 at December 31, 1997 and
          June 30, 1997, respectively).......................................................       24,514         22,303
     Inventories.............................................................................       30,597         23,406
     Prepaid expenses and other current assets...............................................        2,137          2,409
     Deferred income taxes...................................................................        6,386          6,386
                                                                                                 ---------      ---------
          Total current assets...............................................................       73,045         70,054
                                                                                                 ---------      ---------
Property and equipment -- At cost:
     Machinery and equipment.................................................................       12,642         10,316
     Data processing equipment and software..................................................        6,993          5,863
     Leasehold improvements..................................................................        2,094          1,838
     Vehicles................................................................................          242            214
                                                                                                 ---------      ---------
          Total..............................................................................       21,971         18,231
     Accumulated depreciation and amortization...............................................      (11,838)
                                                                                                 ----------
(9,543)
     Property and equipment -- net...........................................................       10,133          8,688
                                                                                                 ---------      ---------
Other assets.................................................................................        2,097            138
                                                                                                 ---------      ---------
Total assets.................................................................................    $  85,275      $  78,880
                                                                                                 =========      =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Lines of credit.........................................................................                   $     452
     Accounts payable........................................................................    $   7,280          8,320
     Accrued expenses........................................................................       14,879          9,500
     Income taxes payable....................................................................        3,268          1,049
     Current portion of long-term debt and capital lease obligations.........................           99             23
                                                                                                 ---------      ---------
          Total current liabilities..........................................................       25,526         19,344
                                                                                                 ---------      ---------

Long-term debt and capital lease obligations.................................................           76             52
                                                                                                 ---------      ---------

Stockholders' equity:
     Preferred stock (1,000,000 shares authorized, $0.001 par value; no shares issued or outstanding)........................................................................
     Common stock (14,000,000 shares authorized, $0.001 par value; 6,530,748 and ...6,364,429 issued and 5,669,854 and 5,851,329 outstanding at December 31,. 1997 and June 30, 1997,
      respectively)..........................................................................              7            6
     Additional paid-in capital..............................................................         25,638       23,759
     Retained earnings.......................................................................         59,044       49,168
     Cumulative translation adjustment.......................................................             89           92
     Treasury stock:  at cost (860,894 and 513,100 shares at December 31, 1997 and
     June 30, 1997, respectively)............................................................        (25,105)     (13,541)
                                                                                                  ----------    ---------
          Total stockholders' equity.........................................................         59,673       59,484
                                                                                                  ----------    ---------
Total liabilities and stockholders' equity...................................................     $   85,275    $  78,880
                                                                                                  ==========    =========



          See accompanying notes to consolidated financial statements.



                        DAY RUNNER, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                  Three Months Ended            Six Months Ended
                                                                     December 31,                  December 31,
                                                                    1997        1996             1997       1996
                                                                    ----        ----             ----       ----

Sales........................................................   $  49,388   $  35,014         $  87,526   $  68,563
Cost of goods sold...........................................      23,626      16,502            41,658      32,466
                                                                ---------   ---------         ---------   ---------
Gross profit.................................................      25,762      18,512            45,868      36,097
                                                                ---------   ---------         ---------   ---------

Operating expenses:
     Selling, marketing and distribution.....................      12,087       7,895            21,389      15,883
     General and administrative..............................       4,590       3,413             8,354       6,807
                                                                ---------   ---------         ---------   ---------
     Total operating expenses................................      16,677      11,308            29,743      22,690
                                                                ---------   ---------         ---------   ---------

Income from operations.......................................       9,085       7,204            16,125      13,407
Net interest expense (income)................................          30        (303)              (65)       (513)
                                                                ---------   ----------        ----------  ----------

Income before provision for income taxes.....................       9,055       7,507            16,190      13,920
Provision for income taxes...................................       3,531       3,003             6,314       5,568
                                                                ---------   ---------         ---------   ---------
Net income...................................................   $   5,524   $   4,504         $   9,876   $   8,352
                                                                =========   =========         =========   =========

Earnings per common share:
     Basic...................................................   $    0.98   $    0.71         $    1.73   $    1.32
                                                                =========   =========         =========   =========
     Diluted.................................................   $    0.90   $    0.67          $   1.59   $    1.25
                                                                =========   ==========        =========    ========

Weighted average number of common shares outstanding:
     Basic...................................................       5,637       6,332             5,697       6,323
                                                                =========   =========         =========   =========
     Diluted.................................................       6,162       6,699             6,207       6,705
                                                                =========   =========         =========   =========



















          See accompanying notes to consolidated financial statements.



                        DAY RUNNER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                            Six Months Ended
                                                                                               December 31,
                                                                                             1997        1996
                                                                                             ----        ----
Cash flows from operating activities:
    Net income....................................................................        $  9,876     $ 8,352
    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
       Depreciation and amortization..............................................           2,255       1,566
       Provision for losses on accounts receivable................................                         214
       Changes in operating assets and liabilities:
          Accounts receivable.....................................................            (959)      1,091
          Inventories.............................................................          (4,423)      1,867
          Prepaid expenses and other current assets...............................             293        (171)
          Income taxes receivable.................................................                       1,930
          Accounts payable........................................................          (2,657)     (2,571)
          Accrued expenses........................................................           5,011         785
          Income taxes payable....................................................           2,261         482
                                                                                         ---------   ---------
             Net cash provided by operating activities............................          11,657      13,545
                                                                                         ---------   ---------
Cash flows from investing activities:
    Purchase of business..........................................................          (2,080)
    Acquisition of property and equipment.........................................          (2,565)     (2,080)
    Other assets..................................................................              (6)          2
                                                                                         ----------  ---------
         Net cash used in investing activities....................................          (4,651)     (2,078)
                                                                                         ----------  ----------
Cash flows from financing activities:
    Net repayment under lines of credit...........................................          (2,697)
    Repayment of capital lease obligations........................................             (39)
    Repayment of long-term debt...................................................            (678)
    Net proceeds from issuance of common stock....................................           1,879         388
    Repurchase of common stock....................................................         (11,564)
                                                                                         ----------  ---------
         Net cash (used in) provided by financing activities......................         (13,099)        388
                                                                                         ----------  ---------
Effect of exchange rate changes in cash...........................................             (46)         91
                                                                                         ----------  ---------
Net (decrease) increase in cash and cash equivalents..............................          (6,139)     11,946
Cash and cash equivalents at beginning of period..................................          15,550      19,765
                                                                                         ---------   ---------
Cash and cash equivalents at end of period........................................       $   9,411   $  31,711
                                                                                         =========   =========
          See accompanying notes to consolidated financial statements.

                        DAY RUNNER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Information relating to the three and six months ended
                    December 31, 1997 and 1996 is unaudited)


1.  Basis of Presentation and Accounting Policies

         The accompanying consolidated balance sheet as of December 31, 1997 and consolidated statements of income and cash flows for the three and six months ended December 31, 1997 and 1996 are unaudited but, in the opinion of management, include all adjustments consisting of normal, recurring accruals necessary for a fair presentation of the financial position and the results of operations for such periods. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in the financial statements included herein are adequate to make the information therein not misleading. The financial statements included herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 1997, and the notes thereto, which are included in the Company's Annual Report on Form 10-K.

         The results of operations for the three and six months ended December 31, 1997 and 1996 are not necessarily indicative of the results for a full year. The seasonality of the Company's financial results and the unpredictability of the factors affecting such seasonality make the Company's quarterly and yearly financial results difficult to predict and subject to significant fluctuation.

2.  Inventories

         Inventories consist of the following (in thousands):

                                            December 31,            June 30,
                                               1997                  1997
                                               ----                  ----

         Raw materials...................  $   10,877             $   10,204
         Work in process.................         268                    426
         Finished goods..................      19,452                 12,776
                                           ----------             ----------
                  Total..................  $   30,597             $   23,406
                                           ==========             ==========

3.  Lines of Credit

         At December 31, 1997, the Company had no amounts outstanding under a line of credit with a bank but had outstanding secured letters of credit totaling approximately $1,623,000. Effective February 1, 1998, the Company entered into a new credit agreement with the bank to allow the Company to borrow up to $15,000,000 under a line of credit through February 1, 2000 and open commercial or standby letters of credit up to $10,000,000, with the aggregate of borrowing and letters of credit not to exceed $15,000,000. Commercial letters of credit shall be issued for a term not to exceed 180 days provided however, that no letters of credit shall have an expiration date subsequent to May 1, 2000.

         Under this new credit agreement, borrowings bear interest at the Company's election either at the bank's prime rate (8.50% at December 31, 1997) less certain margins, which range from .75 to 1.00 basis points, or at LIBOR (5.985% at December 31, 1997) plus certain margins, which range from .75 to 1.25 basis points, the margins being dependent on the Company meeting certain funded debt to EBITDA ratios. The credit agreement requires the Company to maintain a current ratio of not less than 1.50 to 1.00; maintain tangible net worth of not less than $40,000,000, increasing to not less than $45,00,000 at any time from and including June 30, 1998; and maintain funded debt to EBITDA ratio of less than 1.50 to 1.00. The Company also is required to obtain the bank's approval to declare or pay dividends in excess of $200,000.

         The Company's Canadian subsidiary has a credit agreement with a Canadian bank which the Company guarantees. Borrowings under this line of credit, which are used for working capital purposes by the Company's Canadian subsidiary, may not exceed Canadian $2,000,000, bear interest at the bank's prime rate (6.0% at December 31, 1997) and are due and payable on demand. Prior to October 17, 1997, borrowings under the line bore interest at the bank's prime rate plus 0.50%. At December 31, 1997, the Canadian subsidiary had no amounts outstanding under this line of credit.

4.  Stockholders' Equity

         During the six months ended December 31, 1997, certain directors, officers and employees exercised options and warrants to purchase an aggregate of 166,319 shares of the Company's Common Stock for an aggregate of approximately $1,880,000.

 5.  Treasury Stock

         During the six months ended December 31, 1997, the Company repurchased 347,794 shares from certain officers and directors at a cost of $33.25 per share for an aggregate of approximately $11,564,000.

6.  Earnings Per Share

         The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, for the period ended December 31, 1997. SFAS No. 128 requires the Company to present basic and diluted earnings per share on the face of the income statement. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all diluted securities. The following reconciles the numerator and denominator of the basic and diluted per-share computations for net income (in thousands, except per share amounts):





                                                  Three Months Ended                        Six Months Ended
                                                     December 31,                             December 31,
                                        ----------------------------------------    -------------------------------
                                                 1997                1996                  1997              1996
                                        ---------------        -----------------    ----------------   ------------
Net Income                                     $ 5,524            $  4,504             $  9,876          $  8,352
                                               =======            ========             ========          ========

Basic Weighted Average Shares
   Weighted average number of
     common shares outstanding                   5,637               6,332                5,697             6,323

Effect of Diluted Securities
   Additional shares from the assumed
     exercise of options and warrants            1,666               1,116                1,603             1,327
   Shares assumed to be repurchased
     under the treasury stock method             (869)               (567)                (833)             (753)
   Non qualified tax benefit                     (272)               (182)                (260)             (192)
                                                 -----               -----                -----             -----

Diluted Weighted Average Shares
   Weighted average number of
     common shares outstanding and
     common share equivalents                    6,162               6,699                6,207             6,705
                                                ======              ======               ======            ======

Basic EPS                                       $ 0.98              $ 0.71               $ 1.73            $ 1.32
                                                ======              ======               ======            ======

Diluted EPS                                     $ 0.90              $ 0.67               $ 1.59            $ 1.25
                                                ======              ======               ======            ======

7.  Acquisitions

         On July 29, 1997, the Company purchased the stock of Ultima Distribution Inc., which was the distributor of the Company's products in Canada, for approximately $130,000. In addition, contingent payments may be paid over the next two years, based on Ultima's operating performance during that period.

         On October 1, 1997, the Company purchased substantially all the operating assets of Ram Manufacturing, Inc., a Little Rock, Arkansas developer, manufacturer and marketer of wall boards. The purchase price was approximately $2,400,000, of which approximately $1,950,000 had been paid as of December 31, 1997. The Company also assumed certain liabilities totaling approximately $3,000,000. In addition, contingent payments may be paid over the next three years, based upon Ram's operating performance during that period.

8.  Statements of Cash Flow

     The net cash expended by the Company in its acquisitions made during the six months ended December 31, 1997 was used as follows (in thousands):

                                                                                Ultima                Ram
                                                                                ------                ---
              Working capital                                                   $    30          $     624
              Property, plant and equipment                                        (150)              (970)
              Long-term debt                                                        197                 54
              Cost in excess of net assets of company acquired                     (207)            (1,658)
                                                                                --------         ----------
              Net cash used to acquire business                                 $  (130)         $   (1,950)
                                                                                ========         ===========


         Supplemental disclosure of cash flow information (in thousands):

                                                         Six Months Ended December 31,
                                                        1997                    1996
                                                   ------------------------------------

             Cash paid during the period for:
               Interest                              $     149                $      56
               Income taxes                          $   4,146                $   3,174

9.  Subsequent Events

         On January 20, 1998, the Company's Board of Directors approved a two-for-one stock split and a doubling of the Company's number of authorized shares from 15 million to 30 million shares. Both actions are subject to stockholder approval at a special meeting to be held on March 17, 1998.

         On February 1, 1998, the Company purchased the stock of Timeposters Inc., a Canadian developer, manufacturer and marketer of planning and presentation products, including flexible planners, planning boards, other wall boards and easels, for approximately $2,500,000. In addition, contingent payments may be paid over the next two years, based on Timeposters' operating performance during that period.

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

         Since the Company's introduction of the first Day Runner System organizer in 1982, the Company's revenues have been generated by sales primarily of organizers and planners and secondarily of refills. Since fiscal 1995, most of the Company's growth has resulted from sales of related organizing products, virtually all of which have been introduced since January 1, 1995. The Company focuses the great majority of its product development, sales and marketing efforts on the office products channel, which accounted for 54.4% of second quarter fiscal 1998 sales and 51.2% of sales for the six months ended December 31, 1997, and the mass market channel, which accounted for 32.6% of second quarter fiscal 1998 sales and 36.4% of sales for the six months ended December 31, 1997.

Results of Operations

         The following table sets forth, for the periods indicated, the percentages that income statement items bear to sales and the percentage change in the dollar amounts of such items.


                                                                                               Percentage Change
                                                                                               -----------------
                                                             Percentage of Sales              Three        Six
                                                            ---------------------             Months      Months
                                                          Three                Six            Ended       Ended
                                                      Months Ended        Months Ended     December 31,  December 31,
                                                      December 31,        December 31,       1996 to      1996 to
                                                     1996     1997       1996      1997       1997        to 1997
                                                     --------------      -------------       -------      -------
Sales............................................  100.0%    100.0%     100.0%   100.0%        41.1%       27.7%
Cost of goods sold...............................   47.8      47.1       47.6     47.4         43.2        28.3
                                                   -----     -----      -----    -----
Gross profit.....................................   52.2      52.9       52.4     52.6         39.2        27.1
                                                   -----     -----      -----    -----
Operating expenses:
   Selling, marketing and distribution...........   24.5      22.6       24.4     23.2         53.1        34.7
   General and administrative....................    9.3       9.7        9.6      9.9         34.5        22.7
                                                   -----     -----      -----    -----
     Total operating expenses....................   33.8      32.3       34.0     33.1         47.5        31.1
                                                   -----     -----      -----    -----
Income from operations...........................   18.4      20.6       18.4     19.5         26.1        20.3
Net interest expense (income)....................    0.1      (0.9)      (0.1)    (0.8)      (109.9)      (87.3)
                                                    ----    ------      ------  -------      ------
Income before provision for income taxes.........   18.3      21.5       18.5     20.3         20.6        16.3
Provision for income taxes.......................    7.1       8.6        7.2      8.1         17.6        13.4
                                                   -----     -----      -----    -----
Net income.......................................   11.2%     12.9%      11.3%    12.2%        22.6        18.2
                                                   =====     =====      =====    =====

         The following tables set forth, for the periods indicated, the Company's approximate sales by product category and distribution channel and as a percentage of total sales.

Product Category:

                                      Three Months Ended December 31,              Six Months Ended December 31,
                                         1997                 1996                  1997                 1996
                                         ----                 ----                  ----                 ----
                                                            (Unaudited; dollars in thousands)
Organizers and planners.........    $21,912    44.4%   $ 20,179     57.6%     $ 43,100     49.2%   $ 41,240     60.1%
Refills.........................     16,255    32.9      12,981     37.1        27,130     31.0      23,425     34.2
Related organizing products.....     11,221    22.7       1,854      5.3        17,296     19.8       3,898      5.7
                                     ------   ------    -------    -----      --------    -----    --------    -----

   Total........................    $49,388   100.0%    $35,014    100.0%     $ 87,526    100.0%   $ 68,563    100.0%
                                    =======   ======    =======    ======     ========    ======   ========    ======


Distribution Channel:

                                      Three Months Ended December 31,              Six Months Ended December 31,
                                         1997                 1996                  1997                 1996
                                         ----                 ----                  ----                 ----
                                                            (Unaudited; dollars in thousands)
Office products.................    $26,874    54.4%    $20,546     58.7%     $ 44,798     51.2%   $ 38,329     55.9%
Mass market.....................     16,106    32.6      10,525     30.1        31,856     36.4      23,005     33.6
Foreign customers...............      2,596     5.3       1,754      5.0         5,011      5.7       3,118      4.5
Other...........................      3,812     7.7       2,189      6.2         5,861      6.7       4,111      6.0
                                    -------     ----    -------     -----     --------      ----   --------     ----
   Total........................    $49,388   100.0%    $35,014    100.0%     $ 87,526    100.0%   $ 68,563    100.0%

                                  =======   ======    =======    ======     ========    ======   ========    ======


Three Months Ended December 31, 1997 Compared with the Three Months Ended December 31, 1996

         Sales. Sales consist of revenues from gross product shipments net of allowances for returns, rebates and credits. In the second quarter of fiscal 1998, sales increased by $14,374,000, or 41.1%, primarily because of increased sales of related organizing products. In the quarter ended December 31, 1997, sales of related organizing products grew by $9,367,000, or 505.2%; sales of refills (which include calendars and accessories) grew by $3,274,000, or 25.2%; and sales of organizers and planners grew by $1,733,000, or 8.6%. Product sales were primarily to office products customers and secondarily to mass market customers. Sales to office products customers grew by $6,328,000, or 30.8%; sales to mass market customers grew by $5,581,000, or 53.0%; sales to miscellaneous customers grouped together as "other" increased by $1,623,000, or 74.1%; and sales to foreign customers grew by $842,000, or 48.0%.

         Gross Profit. Gross profit is sales less cost of goods sold, which is comprised of materials, labor and manufacturing overhead. Gross profit may be affected by, among other things, product mix, production levels, changes in vendor and customer prices and discounts, sales volume and growth rate, sales returns, purchasing and manufacturing efficiencies, tariffs, duties and inventory carrying costs. Gross profit as a percentage of sales decreased slightly from 52.9% in the second quarter of fiscal 1997 to 52.2% in the second quarter of fiscal 1998 primarily because of a sales-growth related increase in the provision for sales rebates to be paid to certain large customers and secondarily because the gross profit levels of certain of the Company's subsidiaries and of its Ram Manufacturing division are lower as a percentage of sales than those of the parent company.

         Operating Expenses. Total operating expenses increased by $5,369,000, or 47.5%, in the second quarter of fiscal 1998 compared with the second quarter of fiscal 1997 and increased as a percentage of sales from 32.3% to 33.8%.
Primarily because of expenses associated with the expanded distribution of recently introduced products, selling, marketing and distribution expenses increased by $4,192,000 and from 22.6% to 24.5% as a percentage of sales. General and administrative expenses increased by $1,177,000, but decreased from 9.7% to 9.3% as a percentage of sales primarily because of the Company's increased ability to absorb fixed costs as a result of higher sales.

          Net Interest Expense (Income). Primarily because of a decrease in the Company's cash available for short-term investment resulting from the Company's repurchase of common stock, net interest expense was $30,000 for the second quarter of fiscal 1998 compared with net interest income of $303,000 for the second quarter of fiscal 1997.

         Income Taxes. Primarily because of the improved financial results of the Company's Hong Kong subsidiary, the Company's second quarter fiscal 1998 effective tax rate was 39.0%, compared with 40.0% for the second quarter of fiscal 1997.

Six Months Ended December 31, 1997 Compared with the Six Months Ended December 31, 1996

         Sales. In the six months ended December 31, 1997 compared with the six months ended December 31, 1996, sales increased by $18,963,000, or 27.7%, primarily because of increased sales of related organizing products. In the six months ended December 31, 1997, sales of related organizing products grew by $13,398,000, or 343.7%; sales of refills grew by $3,705,000, or 15.8%; and sales of organizers and planners grew by $1,860,000, or 4.5%. Product sales were primarily to office products customers and secondarily to mass market customers. Sales to mass market customers grew by $8,851,000, or 38.5%; sales to office products customers grew by $6,469,000, or 16.9%; sales to foreign customers grew by $1,893,000, or 60.7%; and sales to miscellaneous customers grouped together as "other" increased by $1,750,000, or 42.6%.

         Gross Profit. Gross profit as a percentage of sales decreased from 52.6% in the first six months of fiscal 1997 to 52.4% in the first six months of fiscal 1998 primarily because of a sales-growth related increase in the provision for sales rebates to be paid to certain large customers and secondarily because the gross profit levels of certain of the Company's subsidiaries and of its Ram Manufacturing division are lower as a percentage of sales than those of the parent company.

         Operating Expenses. Total operating expenses increased by $7,053,000, or 31.1%, in the first six months of fiscal 1998 compared with the first six months of fiscal 1997 and increased as a percentage of sales from 33.1% to 34.0%. Primarily because of expenses associated with the expanded distribution of recently introduced products, selling, marketing and distribution expenses increased by $5,506,000 and from 23.2% to 24.4% as a percentage of sales. General and administrative expenses increased by $1,547,000, but decreased from 9.9% to 9.6% as a percentage of sales primarily because of the Company's increased ability to absorb fixed costs as a result of higher sales.

          Net Interest Expense(Income). Primarily because of a decrease in the Company's cash available for short-term investment resulting from the Company's repurchase of common stock, net interest income in the first six months of fiscal 1998 compared with the first six months of fiscal 1997 decreased by $448,000 and from 0.8% to 0.1% as a percentage of sales.

         Income Taxes. Primarily because of the improved financial results of the Company's Hong Kong subsidiary, the effective tax rate for the first six months of fiscal 1998 was 39.0%, compared with 40.0% for the first six months of fiscal 1997.

         Earnings Per Share. During fiscal 1997, the Company repurchased 513,100 shares of Common Stock under the Company's stock repurchase program. 186,900 shares remain for repurchase under this program. Separately, in August 1997, the Company repurchased an aggregate of 347,794 shares from certain officers and directors of the Company. The repurchases reduce the number of shares that would otherwise be used to calculate earnings per share for the 1998 fiscal year and subsequent fiscal years.

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

Liquidity and Capital Resources

         The Company's cash and cash equivalents at December 31, 1997 decreased to $9,411,000 from $15,550,000 at June 30, 1997. In the six months ended December 31, 1997, net cash of $11,657,000 provided by operating activities, was offset by net cash of $4,651,000 and $13,099,000 used in investing activities and financing activities, respectively.

         Of the $11,657,000 net amount provided by the Company's operating activities, $9,876,000 was provided by net income, $5,011,000 was provided by an increase in accrued expenses, $2,261,000 was provided by an increase in income taxes payable and $2,255,000 was provided by depreciation and amortization. These amounts were partially offset by an increase of $4,423,000 in inventories and a decrease of $2,657,000 in accounts payable.

         Of the $4,651,000 net amount used in the Company's investing activities, $2,565,000 was used to acquire primarily machinery and equipment and secondarily computer equipment and software, and $2,080,000 was used to acquire Ultima Distribution Inc. and Ram Manufacturing, Inc.

         Of  the  $13,099,000  net  amount  used  in  the  Company's   financing
activities, $11,564,000 was used to repurchase 347,794 shares of Common Stock from certain officers and directors, and $2,697,000 was used to repay lines of credit. These amounts were partially offset by $1,879,000 that was provided by the issuance of Common Stock upon exercise of then-outstanding stock options and warrants.

         Accounts receivable (net) at December 31, 1997 increased by 9.9% from the fiscal 1997 year-end amount and by 21.4% compared with the December 31, 1996 amount primarily because of the Company's sales growth but did not grow as fast as sales because substantial sales to a large customer occurred early in the quarter. The average collection period of accounts receivable at December 31, 1997 was 46 days, compared with 47 days at both June 30, 1997 and December 31, 1996.

          Inventories at December 31, 1997 increased by 30.7% from the fiscal 1997 year-end amount and by 67.5% compared with the December 31, 1996 amount primarily because of the continuing expansion of distribution of new and recently introduced products and the inventories of the companies acquired during the six months ended December 31, 1997.

         At December 31, 1997, Day Runner had no amounts outstanding under its primary $15,000,000 bank line but had used the line to obtain outstanding letters of credit of approximately $1,623,000, which reduced the availability under the line to approximately $13,377,000. Effective February 1, 1998, the Company entered into a new $15,000,000 line of credit with borrowings under this line of credit bearing interest at the Company's election at either at the bank's prime rate, less certain margins, or at LIBOR, plus certain margins, the margins being dependent on the Company meeting certain funded debt to EBITDA ratios.Prior to February 1, 1998, borrowings under the line bore interest at the bank's prime rate or at LIBOR plus 1.75%. (See Note 3 to Consolidated Financial Statements.)

         The Canadian line of credit allows for borrowings, by one of the Company's Canadian subsidiaries, of up to Canadian $2,000,000 (approximately US $1,400,000). Borrowings bear interest at the Canadian bank's prime rate and are due and payable on demand. Prior to October 17, 1997, borrowings under the line bore interest at the bank's prime rate plus 0.50%. At December 31, 1997, the Canadian subsidiary had no amounts outstanding under this line of credit.
(See Note 3 to Consolidated Financial Statements.)

         The Company has not incurred significant losses or gains from foreign currency exchange rate fluctuations. The continuing expansion of the Company's international operations could, however, result in larger gains or losses as a result of fluctuations in foreign currency exchange rates as those subsidiaries conduct business in whole or in part in foreign currencies.

         The Company believes that cash flow from operations, vendor credit, its existing working capital and its bank lines of credit will be sufficient to satisfy the Company's anticipated cash requirements at least through the next 12 months. Nonetheless, the Company may seek additional sources of capital as necessary or appropriate for corporate finance purposes or to otherwise finance the Company's growth or operations; however, there can be no assurance that such funds if needed will be available on favorable terms, if at all.

         The Company has conducted a review of its computer systems to identify those areas that will be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The "Year 2000" issue refers to the inability of certain computer systems to recognize dates commencing on January 1, 2000. Such inability has the potential to materially adversely affect the operation of computer systems. The Company currently believes that by modifying existing software and converting to new software for certain tasks, the Year 2000 problem will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations in any given year. At the present time, the Company estimates that the incremental cash requirements related to the Year 2000 issue will total approximately $500,000 to $900,000. Such expenditures will be expensed or capitalized as appropriate.

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

PART II --OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

                   (a)On November  25,  1997,  the Company  held its 1997 Annual
                      Meeting of Stockholders (the "Annual Meeting").

                   (b)At the Annual Meeting, the Company's  stockholders elected the following persons as directors of the Company. The number of votes cast for each director, as well as the number of votes withheld, are listed opposite each director's name.

                                  Name                               Votes
                                   of                              Cast for                             Votes
                                Director                           Director                           Withheld
                                --------                           --------                           --------

                             James E. Freeman, Jr.                 5,557,263                            6,458
                             James P. Higgins                      5,559,363                            4,358
                             Jill Tate Higgins                     5,557,363                            6,358
                             Charles Miller                        5,557,463                            6,258
                             Alan R. Rachlin                       5,559,763                            3,958
                             Mark A.  Vidovich                     5,557,463                            6,258
                             Boyd I. Willat                        5,559,628                            4,093
                             Felice Willat                         5,559,363                            4,358

                   (c)At the Annual Meeting,  the  stockholders  approved,  with
                      4,709,044 votes cast in favor, 812,194 votes cast against, 14,056 abstentions and 28,427 broker nonvotes, the amendment to the Company's 1995 Stock Option Plan to increase the aggregate number of shares authorized for issuance thereunder from 500,000 to 775,000 shares.

                   (d)At the Annual Meeting,  the  stockholders  approved,  with
                      5,492,114 votes cast in favor, 30,922 votes cast against, 12,258 abstentions and 28,427 broker nonvotes, the amendment to the Company's Employee Stock Option Plan to increase the aggregate number of shares for issuance thereunder from 100,000 to 175,000.

                   (e)At the  Annual  Meeting,  with  5,554,893  votes  cast  in favor, 3,285 votes cast against and 5,543 abstentions, the stockholders ratified the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending June 30, 1998.



Item 6.  Exhibits and Reports on Form 8-K


         (a)      Exhibits

         3.1      Certificate of Incorporation of the Registrant, as amended(1)

         3.2      Bylaws of the Registrant, as amended(2)

        10.1 Credit Agreement dated as of February 1, 1998 between the Registrant and Wells Fargo Bank, National Association,including Revolving Line of Credit Note

        27.1     Financial Data Schedule

        (b)      Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.


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


                                         Date:  February 17, 1998
                                                Day Runner, Inc.



                                           By:  /s/ MARK A. VIDOVICH
                                                ---------------------------
                                                 Mark A. Vidovich
                                                  Chairman of the Board and
                                                   Chief Executive Officer




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