Form 10-Q
period 1998-03-31
DAY RUNNER INC
filed 1998-05-15
CIK 853102

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                                  Yes |X| No|_|

         Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date:

          CLASS                   NUMBER OF SHARES OUTSTANDING AT  MAY 12, 1998
------------------------------     ---------------------------------------------
Common Stock, $0.001 par value                     11,696,334



                                DAY RUNNER, INC.

                                      INDEX

                                                                                                       PAGE REFERENCE

COVER PAGE.......................................................................................             1

INDEX    ........................................................................................             2

PART I -- FINANCIAL INFORMATION

         Item 1.     Consolidated Financial Statements

                     Consolidated Balance Sheets
                       March 31, 1998 and June 30, 1997..........................................             3

                     Consolidated Statements of Income
                       Three and Nine Months Ended March 31, 1998
                        and 1997.................................................................             4

                     Consolidated Statements of Cash Flows
                       Nine Months Ended March 31, 1998 and 1997.................................             5

                     Notes to Consolidated Financial Statements..................................             6

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations...............................            10

PART II -- OTHER INFORMATION

         Item 4.     Submission of Matters to a Vote of Security Holders.........................            15

         Item 6.     Exhibits and Reports on Form 8-K............................................            16

SIGNATURES.......................................................................................            17





PART I -- FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.


                        DAY RUNNER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                     ASSETS
                                                                                                 March 31,       June 30,
                                                                                                   1998            1997
                                                                                                (unaudited)      (audited)
                                                                                                ----------     ---------
Current assets:
     Cash and cash equivalents...............................................................    $  11,955      $  15,550
     Accounts receivable (less allowances for doubtful accounts and sales returns and other allowances of $11,143 and $8,664 at March 31, 1998 and
          June 30, 1997, respectively).......................................................        7,649         22,303
     Inventories.............................................................................       36,517         23,406
     Prepaid expenses and other current assets...............................................        1,770          2,409
     Income taxes receivable.................................................................          809
     Deferred income taxes...................................................................        6,386          6,386
                                                                                                 ---------      ---------
          Total current assets...............................................................       65,086         70,054
                                                                                                 ---------      ---------
Property and equipment -- At cost:
     Machinery and equipment.................................................................       13,534         10,316
     Data processing equipment and software..................................................        7,852          5,863
     Leasehold improvements..................................................................        2,130          1,838
     Vehicles................................................................................          242            214
                                                                                                 ---------      ---------
          Total..............................................................................       23,758         18,231
     Accumulated depreciation and amortization...............................................      (13,306)        (9,543)
                                                                                                 ---------      ---------
     Property and equipment -- net...........................................................       10,452          8,688
                                                                                                 ---------      ---------
Goodwill and other assets (net of accumulated amortization of $64 at March 31, 1998).........        4,128            138
                                                                                                 ---------      ---------
Total assets.................................................................................    $  79,666        $78,880
                                                                                                 =========        =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Lines of credit.........................................................................    $     580      $     452
     Accounts payable........................................................................        6,096          8,320
     Accrued expenses........................................................................       10,417          9,500
     Income taxes payable....................................................................                       1,049
     Current portion of long-term debt and capital lease obligations.........................           97             23
                                                                                                 ---------      ---------
          Total current liabilities..........................................................       17,190         19,344
                                                                                                 ---------      ---------

Long-term debt and capital lease obligations.................................................           88             52
                                                                                                 ---------      ---------

Stockholders' equity:
     Preferred stock (1,000,000 shares authorized, $0.001 par value; no shares issued or outstanding)........................................................................
     Common stock (29,000,000  shares authorized,  $0.001 par value;  13,418,122 and 12,728,858  issued and 11,696,334 and 11,702,658  outstanding at March
      31, 1998
      and June 30, 1997, respectively).......................................................           13             13
     Additional paid-in capital..............................................................       27,197         23,752
     Retained earnings.......................................................................       60,119         49,168
     Cumulative translation adjustment.......................................................          164             92
     Treasury stock:  at cost (1,721,788 and 1,026,200 shares at March 31, 1998 and
     June 30, 1997, respectively)............................................................      (25,105)       (13,541)
                                                                                                 ---------      ---------
          Total stockholders' equity.........................................................       62,388         59,484
                                                                                                 ---------      ---------
Total liabilities and stockholders' equity...................................................    $  79,666      $  78,880
                                                                                                 =========      =========

          See accompanying notes to consolidated financial statements.



                        DAY RUNNER, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  Three Months Ended            Nine Months Ended
                                                                       March 31,                     March 31,
                                                                    1998        1997            1998        1997
                                                                ---------   ---------        ----------   ---------

Sales........................................................   $  29,388   $  21,020        $  116,914   $  89,583
Cost of goods sold...........................................      14,135       9,996            55,793      42,462
                                                                ---------   ---------         ---------   ---------
Gross profit.................................................      15,253      11,024            61,121      47,121
                                                                ---------   ---------         ---------   ---------

Operating expenses:
     Selling, marketing and distribution.....................       9,399       6,312            30,788      22,195
     General and administrative..............................       4,075       3,469            12,429      10,276
     Costs incurred in pursuing acquisitions.................                   1,491                         1,491
                                                                ---------   ---------         ---------   ---------
     Total operating expenses................................      13,474      11,272            43,217      33,962
                                                                ---------   ---------         ---------   ---------

Income (loss) from operations................................       1,779        (248)           17,904      13,159
Net interest expense (income)................................          16        (345)              (49)       (858)
                                                                ---------   ----------        ----------  ----------

Income before provision for income taxes.....................       1,763          97            17,953      14,017
Provision for income taxes...................................         688          39             7,002       5,607
                                                                ---------   ---------         ---------   ---------
Net income...................................................   $   1,075   $      58         $  10,951   $   8,410
                                                                =========   =========         =========   =========

Earnings per common share:
     Basic...................................................   $    0.09   $    0.00         $   0.96    $   0.67
                                                                =========   =========         ========    ========
     Diluted.................................................   $    0.09   $    0.00         $   0.88    $   0.63
                                                                =========   =========         ========    ========

Weighted average number of common shares outstanding:
     Basic...................................................      11,571      12,603            11,452      12,632
                                                                =========   =========         =========   =========
     Diluted.................................................      12,520      13,229            12,452      13,349
                                                                =========   =========         =========   =========


                See accompanying notes to consolidated financial statements.





                        DAY RUNNER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                            Nine Months Ended
                                                                                                 March 31,
                                                                                             1998        1997
                                                                                         ---------     --------
Cash flows from operating activities:
    Net income....................................................................       $  10,951     $ 8,410
    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
       Depreciation and amortization..............................................           3,466       2,379
       Provision for losses on accounts receivable................................                         275
       Amortization of goodwill...................................................              64
       Changes in operating assets and liabilities:
          Accounts receivable.....................................................          14,404      13,571
          Inventories.............................................................          (9,694)     (3,096)
          Prepaid expenses and other current assets...............................             603        (520)
          Income taxes receivable.................................................            (809)       (415)
          Accounts payable........................................................          (4,016)     (2,551)
          Accrued expenses........................................................             430      (1,552)
          Income taxes payable....................................................          (1,049)
                                                                                         ----------  ---------
             Net cash provided by operating activities............................          14,350      16,501
                                                                                         ---------   ---------
Cash flows from investing activities:
    Purchase of business..........................................................          (4,113)
    Acquisition of property and equipment.........................................          (3,824)     (3,269)
    Other assets..................................................................             (45)          5
                                                                                         ----------  ---------
         Net cash used in investing activities....................................          (7,982)     (3,264)
                                                                                         ----------  ----------
Cash flows from financing activities:
    Net repayment under lines of credit...........................................          (1,224)
    Repayment of capital lease obligations........................................             (46)        (10)
    Repayment of long-term debt...................................................            (512)
    Net proceeds from issuance of common stock....................................           3,445         390
    Repurchase of common stock....................................................         (11,564)     (5,762)
                                                                                         ----------  ----------
         Net cash used in financing activities....................................          (9,901)     (5,382)
                                                                                         ----------  ----------
Effect of exchange rate changes in cash...........................................             (62)        218
                                                                                         ----------  ---------
Net (decrease) increase in cash and cash equivalents..............................          (3,595)      8,073
Cash and cash equivalents at beginning of period..................................          15,550      19,765
                                                                                         ---------   ---------
Cash and cash equivalents at end of period........................................       $  11,955   $  27,838
                                                                                         =========   =========

          See accompanying notes to consolidated financial statements.

                        DAY RUNNER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (INFORMATION RELATING TO THE THREE AND NINE MONTHS ENDED
                      MARCH 31, 1998 AND 1997 IS UNAUDITED)


1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

         The accompanying consolidated balance sheet as of March 31, 1998, consolidated statements of income for the three and nine months ended March 31, 1998 and 1997, and consolidated statements of cash flows for the nine months ended March 31, 1998 and 1997 are unaudited but, in the opinion of management, include all adjustments consisting of normal, recurring accruals necessary for a fair presentation of the financial position and the results of operations for such periods. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in the financial statements included herein are adequate to make the information therein not misleading. The financial statements included herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 1997, and the notes thereto, which are included in the Company's Annual Report on Form 10-K.

         The results of operations for the three and nine months ended March 31, 1998 and 1997 are not necessarily indicative of the results for a full year. The seasonality of the Company's financial results and the unpredictability of the factors affecting such seasonality make the Company's quarterly and yearly financial results difficult to predict and subject to significant fluctuation.

2.  INVENTORIES

         Inventories consist of the following (in thousands):

                                              March 31,             June 30,
                                                1998                  1997
                                           -----------            -----------
         Raw materials...................  $   11,003             $   10,204
         Work in process.................         546                    426
         Finished goods..................      24,968                 12,776
                                           ----------             ----------
                  Total..................  $   36,517             $   23,406
                                           ==========             ==========

3.  LINES OF CREDIT

         Effective February 1, 1998, the Company entered into a new credit agreement with a bank to allow the Company to borrow up to $15,000,000 under a line of credit through February 1, 2000 and open commercial or standby letters of credit up to $10,000,000, with the aggregate of borrowings and letters of credit not to exceed $15,000,000. Commercial letters of credit shall be issued for a term not to exceed 180 days, provided, however, that no letters of credit shall have an expiration date subsequent to May 1, 2000. At March 31, 1998, the Company had no amounts outstanding under this line of credit but had outstanding secured letters of credit totaling approximately $1,000,000.

         Under this new credit agreement, borrowings bear interest at the Company's election either at the bank's prime rate (8.50% at March 31, 1998) less certain margins, which range from .75 to 1.00 basis points, or at LIBOR (5.69% at March 31, 1998) plus certain margins, which range from .75 to 1.25 basis points, with the margins dependent upon the Company's meeting certain funded debt-to-EBITDA ratios. The credit agreement requires the Company to: maintain a current ratio of not less than 1.50 to 1.00; maintain tangible net worth of not less than $40,000,000, increasing to not less than $45,00,000 as of June 30, 1998; and maintain funded debt-to-EBITDA ratio of less than 1.50 to
1.00. The Company also is required to obtain the bank's approval to declare or pay dividends in excess of $200,000.

         Each of the Company's two Canadian subsidiaries has a credit agreement with a Canadian bank. The aggregate borrowings under these lines of credit, which are guaranteed by the Company and are used for working capital by these subsidiaries, may not exceed Canadian $3,000,000 (approximately US $2,118,000), bear interest at the bank's prime rate (6.5% at March 31, 1998) and are due and payable on demand. At March 31, 1998, approximately Canadian $821,000 (approximately US $580,000) was outstanding under these lines of credit.

4.  STOCKHOLDERS' EQUITY

         At a Special Meeting of the Company's stockholders held on March 17, 1998, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to: (i) effect a two-for-one split of each of the outstanding shares of Common Stock of the Company; (ii) increase the number of authorized shares of all classes of stock of the Company from 15,000,000 to 30,000,000, consisting of 29,000,000 shares of Common Stock, $0.001 par value per share, and 1,000,000 shares of Preferred Stock, $0.001 par value per share. Both actions were effective March 18, 1998. All share and per share data has been retroactively restated to reflect the two-for-one stock split.

         During the nine months ended March 31, 1998, certain directors, officers and employees exercised options and warrants to purchase an aggregate of 689,264 shares of the Company's Common Stock for an aggregate of approximately $3,445,000.

 5.       TREASURY STOCK

         During the nine months ended March 31, 1998, the Company repurchased 695,588 shares from certain officers and directors at a cost of $16.625 per share for an aggregate of approximately $11,564,000.

6.  EARNINGS PER SHARE

         The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share which requires the Company to present basic and diluted earnings per share on the face of the income statement. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all diluted securities. The following reconciles the numerator and denominator of the basic and diluted per-share computations for net income (in thousands, except per share amounts):







                                                  THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                       MARCH 31,                                    MARCH 31,
                                         ---------------------------------------    -----------------------------------
                                                1998                  1997                 1998                  1997
                                         -----------------      ----------------    -----------------     -------------

NET INCOME                                     $ 1,075            $     58             $  10,951              $  8,410
                                         =================      ================    ==================    =============

BASIC WEIGHTED AVERAGE SHARES
   Weighted average number of
     common shares outstanding                  11,571              12,603                11,452                12,632

EFFECT OF DILUTED SECURITIES
   Additional shares from the assumed
     exercise of options and warrants            3,046               2,148                 3,166                 2,272
   Shares assumed to be repurchased
     under the treasury stock method            (1,521)             (1,230)               (1,628)               (1,203)
   Non-qualified tax benefit                      (576)               (292)                 (538)                 (352)
                                                -------             -------               -------               -------

DILUTED WEIGHTED AVERAGE SHARES
   Weighted average number of
     common shares outstanding and
     common share equivalents                   12,520               13,229                12,452                13,349
                                                ======              =======               =======                ========

BASIC                                          $ 0.09              $  0.00               $  0.96                $   0.67
                                                ======              =======               =======                ========

DILUTED                                        $ 0.09              $  0.00               $  0.88                $   0.63
                                                ======              =======               =======                ========

7.  ACQUISITIONS

         On July 29, 1997, the Company purchased the stock of Ultima Distribution Inc. ("Ultima"), which was the distributor of the Company's products in Canada, for approximately $130,000. The Company also entered into non-competition agreements with certain of Ultima's former stockholders. In addition, contingent payments may be paid over the next two years, based on Ultima's operating performance during that period.

         On October 1, 1997, the Company purchased substantially all the operating assets of Ram Manufacturing, Inc. ("Ram"), a Little Rock, Arkansas developer, manufacturer and marketer of wall boards. The purchase price was approximately $2,400,000, of which approximately $1,950,000 had been paid as of March 31, 1998. The Company also assumed certain liabilities totaling approximately $3,000,000. In addition, contingent payments may be paid over the next three years, based upon Ram's operating performance during that period. The owner of Ram, who now works for Day Runner, entered into a non-competition agreement with the Company.

         On February 1, 1998, the Company purchased the stock of Timeposters Inc. ("Timeposters"), a Canadian developer, manufacturer and marketer of planning and presentation products, including flexible planners, planning boards, other wall boards and easels, and entered into certain non-competition agreements with the founders, who continue to work for Timeposters. The purchase price was approximately $2,476,000, of which approximately $2,033,000 had been paid as of March 31, 1998. In addition, contingent payments may be paid over the next two years, based on Timeposters' operating performance during that period.

         For financial statement purposes, all goodwill arising from these acquisitions is being amortized over a period of 20 years on the Company's financial statements.

8.  STATEMENTS OF CASH FLOW

         The net cash  expended by the Company in its  acquisitions  made during the nine months  ended March 31, 1998 was used as follows (in thousands):


                                                                          ULTIMA            RAM           TIMEPOSTERS
                                                                    --------------   --------------      ------------
              Working capital                                            $     30       $    624          $       52
              Property, plant and equipment                                  (150)          (970)               (293)
              Non-competition agreement                                                                          (706)
              Long-term debt                                                  197             54                 323
              Cost in excess of net assets of company acquired               (207)        (1,658)             (1,409)
                                                                    --------------   --------------      ------------
              Net cash used to acquire business                          $   (130)      $ (1,950)         $   (2,033)
                                                                    ==============   ==============      =============


         Supplemental disclosure of cash flow information (in thousands):

                                                   NINE MONTHS ENDED MARCH 31,
                                                    1998               1997
                                              ----------------------------------

             Cash paid during the period for:
               Interest                               $    196     $    90
               Income taxes                           $  8,883     $ 5,958

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

         Since the Company's introduction of the first Day Runner System organizer in 1982, the Company's revenues have been generated by sales primarily of organizers and planners and secondarily of refills. Since fiscal 1995, most of the Company's growth has resulted from sales of related organizing products, virtually all of which have been introduced since January 1, 1995. The Company focuses the great majority of its product development, sales and marketing efforts on the office products channel, which accounted for 35.5% of third quarter fiscal 1998 sales and 47.2% of sales for the nine months ended March 31, 1998, and the mass market channel, which accounted for 44.4% of third quarter fiscal 1998 sales and 38.4% of sales for the nine months ended March 31, 1998.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages that income statement items bear to sales and the percentage change in the dollar amounts of such items.



                                                                                               PERCENTAGE CHANGE
                                                                                              Three        Nine
                                                            PERCENTAGE OF SALES              Months       Months
                                                          Three               Nine            Ended        Ended
                                                      Months Ended        Months Ended      March 31,     March 31,
                                                        March 31,           March 31,         1997         1997
                                                    1998       1997      1998     1997       to 1998      to 1998
                                                   ------    ------     ------   ------      -------      -------
Sales............................................  100.0%    100.0%     100.0%   100.0%        39.8%       30.5%
Cost of goods sold...............................   48.1      47.6       47.7     47.4         41.4        31.4
                                                   -----     -----      -----    -----
Gross profit.....................................   51.9      52.4       52.3     52.6         38.4        29.7
                                                   -----     -----      -----    -----
Operating expenses:
   Selling, marketing and distribution...........   32.0      30.0       26.4     24.8         48.9        38.7
   General and administrative....................   13.8      16.5       10.6     11.5         17.5        21.0
   Cost incurred in pursuing acquisitions........              7.1                 1.6          NM          NM
                                                   ----      -----      -----    -----
     Total operating expenses....................   45.8      53.6       37.0     37.9         19.5        27.3
                                                   -----     -----      -----    -----
Income (loss) from operations....................    6.1      (1.2)      15.3     14.7        817.3        36.1
Net interest expense (income)....................    0.1      (1.7)      (0.1)    (1.0)       104.6       (94.3)
                                                   -----     -----      -----    -----
Income before provision for income taxes.........    6.0       0.5       15.4     15.7          NM         28.1
Provision for income taxes.......................    2.3       0.2        6.0      6.3          NM         24.9
                                                   -----     -----      -----    -----
Net income.......................................    3.7%      0.3%       9.4%     9.4%         NM         30.2
                                                   =====     =====      =====    =====




         The following tables set forth, for the periods indicated, the Company's approximate sales by product category and distribution channel and as a percentage of total sales.

PRODUCT CATEGORY:

                                       Three months ended March 31,                 Nine months ended March 31,
                                           1998                 1997                  1998                 1997
                                      --------------    ----------------       -----------------    ------------------
                                                            (Unaudited; dollars in thousands)
Organizers and planners.........    $14,346    48.8%   $ 11,636     55.4%      $56,936     48.7%   $ 52,876     59.0%
Refills.........................      9,176    31.2       7,598     36.1        35,985     30.8      31,023     34.6
Related organizing products.....      5,866    20.0       1,786      8.5        23,993     20.5       5,684      6.4
                                    -------   ------    -------    -----      --------    ------   --------    ------
 Total........................      $29,388   100.0%    $21,020    100.0%     $116,914    100.0%   $ 89,583    100.0%
                                    =======   ======    =======    ======     ========    ======   ========    ======


DISTRIBUTION CHANNEL:

                                       Three months ended March 31,                 Nine months ended March 31,
                                          1998                 1997                  1998                 1997
                                     ---------------    -----------------     ------------------   ------------------
                                                            (Unaudited; dollars in thousands)

Office products.................    $10,417    35.5%    $ 7,181     34.2%     $ 55,215     47.2%   $ 45,510     50.8%
Mass market.....................     13,052    44.4      10,224     48.6        44,908     38.4      33,229     37.1
Foreign customers...............      3,216    10.9       1,443      6.9         8,227      7.1       4,561      5.1
Other...........................      2,703     9.2       2,172     10.3         8,564      7.3       6,283      7.0
                                    -------   ------    -------    ------     --------    -----    --------    -----
   Total........................    $29,388   100.0%    $21,020    100.0%     $116,914    100.0%   $ 89,583    100.0%
                                    =======   ======    =======    ======     ========    ======   ========    ======


THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH
THE THREE MONTHS ENDED MARCH 31, 1997

         SALES. Sales consist of revenues from gross product shipments net of allowances for returns, rebates and credits. In the third quarter of fiscal 1998, sales increased by $8,368,000, or 39.8%, primarily because of increased sales of related organizing products. In the quarter ended March 31, 1998, sales of related organizing products grew by $4,080,000, or 228.4%; sales of organizers and planners grew by $2,710,000, or 23.3%; and sales of refills (which include calendars and accessories) grew by $1,578,000, or 20.8%. Product sales were primarily to mass market customers and secondarily to office products customers. Sales to office products customers grew by $3,236,000, or 45.1%; sales to mass market customers grew by $2,828,000, or 27.7%; sales to foreign customers grew by $1,773,000, or 122.9%; and sales to miscellaneous customers grouped together as "other" increased by $531,000, or 24.4%.

         GROSS PROFIT. Gross profit is sales less cost of goods sold, which is comprised of materials, labor and manufacturing overhead. Gross profit may be affected by, among other things, product mix, production levels, changes in vendor and customer prices and discounts, sales volume and growth rate, sales returns, purchasing and manufacturing efficiencies, tariffs, duties and inventory carrying costs. Gross profit as a percentage of sales decreased from 52.4% in the third quarter of fiscal 1997 to 51.9% in the third quarter of fiscal 1998 primarily because the gross profit levels of certain of the Company's subsidiaries and its Ram Manufacturing division are lower as a percentage of sales than those of the parent company.

         OPERATING EXPENSES. Total operating expenses increased by $2,202,000, or 19.5%, in the third quarter of fiscal 1998 compared with the third quarter of fiscal 1997 but decreased as a percentage of sales from 53.6% to 45.8% primarily because third quarter fiscal 1997 operating expenses included $1,491,000 of costs incurred in pursuing acquisitions that did not come to fruition. No such costs were incurred in the third quarter of fiscal 1998.

         Excluding the third quarter fiscal 1997 costs of pursuing acquisitions, total operating expenses would have grown by $3,693,000, or 37.8%, but would have declined as a percentage of sales from 46.5% to 45.8%.

         Primarily because of expenses associated with recently introduced products, selling, marketing and distribution expenses increased by $3,087,000 and from 30.0% to 32.0% as a percentage of sales. General and administrative expenses increased by $606,000, but declined from 16.5% to 13.8% as a percentage of sales primarily because of the Company's increased ability to absorb fixed costs as a result of higher sales.

         NET INTEREST EXPENSE (INCOME). Primarily because of a decrease in the Company's cash available for short-term investment resulting from the Company's repurchase of its common stock, net interest expense for the third quarter of fiscal 1998 was $16,000 compared with net interest income of $345,000 for the third quarter of fiscal 1997.

         INCOME TAXES. Primarily because of the improved financial results of the Company's Hong Kong subsidiary, the Company's third quarter fiscal 1998 effective tax rate was 39.0%, compared with 40.0% for the third quarter of fiscal 1997.

         NET INCOME. Net income for the third quarter of fiscal 1998 compared with the same quarter of fiscal 1997 increased $1,017,000 and from 0.3% to 3.7% as a percentage of sales. Excluding the March quarter fiscal 1997 costs incurred in pursuing acquisitions, net income would have grown by $122,000 and decreased from 4.5% to 3.7% as a percentage of sales.

NINE MONTHS ENDED MARCH 31, 1998 COMPARED WITH
THE NINE MONTHS ENDED MARCH 31, 1997

         SALES. In the nine months ended March 31, 1998 compared with the nine months ended March 31, 1997, sales increased by $27,331,000, or 30.5%, primarily because of increased sales of related organizing products. In the nine months ended March 31, 1998, sales of related organizing products grew by $18,309,000, or 322.1%; sales of refills grew by $4,962,000, or 16.0%; and sales of organizers and planners grew by $4,060,000, or 7.7%. Product sales were primarily to office products customers and secondarily to mass market customers. Sales to mass market customers grew by $11,679,000, or 35.1%; sales to office products customers grew by $9,705,000, or 21.3%; sales to foreign customers grew by $3,666,000, or 80.4%; and sales to miscellaneous customers grouped together as "other" increased by $2,281,000, or 36.3%.

         GROSS PROFIT. Gross profit as a percentage of sales decreased from 52.6% in the first nine months of fiscal 1997 to 52.3% in the first nine months of fiscal 1998 primarily because the gross profit levels of certain of the Company's subsidiaries and its Ram Manufacturing division are lower as a percentage of sales than those of the parent company and secondarily because of a sales-growth related increase in the provision for sales rebates to be paid to certain large customers.

         OPERATING EXPENSES. Total operating expenses increased by $9,255,000, or 27.3%, in the first nine months of fiscal 1998 compared with the first nine months of fiscal 1997 but decreased as a percentage of sales from 37.9% to 37.0% primarily because operating expenses for the first nine months of fiscal 1997 included $1,491,000 of costs incurred in pursuing acquisitions that did not come to fruition. No such costs were incurred in the first nine months of fiscal 1998.

         Excluding the nine months fiscal 1997 costs of pursuing acquisitions, total operating expenses would have grown by $10,746,000, or 33.1%, and increased as a percentage of sales from 36.2% to 37.0%.

         Primarily because of expenses associated with new and recently introduced products, selling, marketing and distribution expenses increased by $8,593,000 and from 24.8% to 26.4% as a percentage of sales. General and administrative expenses increased by $2,153,000, but declined from 11.5% to 10.6% as a percentage of sales primarily because of the Company's increased ability to absorb fixed costs as a result of higher sales.
 ..................
         NET INTEREST EXPENSE (INCOME). Primarily because of a decrease in the Company's cash available for short-term investment resulting from the Company's repurchase of common stock, net interest income in the first nine months of fiscal 1998 compared with the first nine months of fiscal 1997 decreased by $809,000 and from 1.0% to 0.1% as a percentage of sales.

         INCOME TAXES. Primarily because of the improved financial results of the Company's Hong Kong subsidiary, the effective tax rate for the first nine months of fiscal 1998 was 39.0%, compared with 40.0% for the first nine months of fiscal 1997.

         NET INCOME. Net income for the nine months ended March 31, 1998 compared with the nine months ended March 31, 1997 increased by $2,541,000 and was 9.4% of sales in both periods. Excluding the nine months fiscal 1997 costs incurred in pursuing acquisitions, net income would have grown by $1,647,000 and decreased from 10.4% to 9.4% as a percentage of sales.

         EARNINGS PER SHARE. In August 1997, the Company repurchased an aggregate of 695,588 shares from certain officers and directors of the Company. Separately, during fiscal 1997, the Company repurchased 1,026,200 shares of Common Stock under the Company's stock repurchase program. 373,800 shares remain for repurchase under this program. These repurchases reduce the number of shares that would otherwise be used to calculate earnings per share.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents at March 31, 1998 decreased to $11,955,000 from $15,550,000 at June 30, 1997. In the nine months ended March 31, 1998, net cash of $14,350,000 provided by operating activities, was offset by net cash of $7,982,000 and $9,901,000 used in investing activities and financing activities, respectively.

         Of the $14,350,000 net amount provided by the Company's operating activities, $10,951,000 was provided by net income, $14,404,000 was provided by a decrease in accounts receivable and $3,466,000 was provided by depreciation and amortization. These amounts were partially offset by an increase of $9,694,000 in inventories and a decrease of $4,016,000 in accounts payable.

        Of the $7,982,000 net amount used in the Company's investing activities, $4,113,000 was used to acquire Ultima Distribution Inc., Ram Manufacturing, Inc. and Timeposters Inc. and $3,824,000 was used to acquire primarily machinery and equipment and secondarily computer equipment and software.

         Of  the  $9,901,000   net  amount  used  in  the  Company's   financing
activities, $11,564,000 was used to repurchase 695,588 shares of Common Stock from certain officers and directors, and $1,224,000 net was used to repay lines of credit. These amounts were partially offset by $3,445,000 that was provided by the issuance of Common Stock upon exercise of then-outstanding stock options and warrants.

         Because of the Company's seasonal sales patterns,  accounts  receivable
(net) at March 31, 1998 decreased by 65.7% from the fiscal 1997 year-end amount. Compared with the March 31, 1997 amount, accounts receivable (net) increased by 0.5% primarily because of the growth in sales but did not grow as fast as sales because of an increase in the allowances for sales returns and other allowances. The average collection period of accounts receivable at March 31, 1998 was 46 days, compared with 47 days at both June 30 and March 31, 1997.

         Inventories at March 31, 1998 increased by 56.0% from the fiscal 1997 year-end amount and by 57.5% compared with the March 31, 1997 amount primarily because of new and recently introduced products and the inventories of the three companies acquired during the nine months ended March 31, 1998.

         Effective February 1, 1998, the Company entered into a new $15,000,000 line of credit. Borrowings under this line of credit bear interest at the Company's election at either the bank's prime rate less certain margins, or at LIBOR plus certain margins, with the margins dependent upon the Company's meeting certain funded debt-to-EBITDA ratios. Prior to February 1, 1998, borrowings under the line bore interest either at the bank's prime rate or at LIBOR plus 1.75%. At March 31, 1998, the Company had no amounts outstanding under its primary bank line but had used the line to secure outstanding letters of credit totaling approximately $1,000,000, which reduced the availability under the line to approximately $14,000,000. (See Note 3 to Consolidated Financial Statements.)

         The Canadian lines of credit allow for aggregate borrowings by the Company's two Canadian subsidiaries of up to Canadian $3,000,000 (approximately US $2,118,000). Borrowings bear interest at the Canadian bank's prime rate and are due and payable on demand. At March 31, 1998, approximately Canadian $821,000 (approximately US $580,000) was outstanding under these lines of credit. (See Note 3 to Consolidated Financial Statements.)

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

         The "Year 2000" issue refers to the inability of certain computer systems to recognize accurate dates commencing on or after January 1, 2000. This has the potential to affect the operation of these systems adversely and materially. Day Runner has reviewed its computer systems to identify areas that may be affected and believes that by modifying existing software and converting to new software for certain tasks it can prevent the Year 2000 transition from posing significant operational problems. The Company does not anticipate that the costs of these modifications and conversions will be material to its financial position or results of operations in any given year. The Company currently estimates that total incremental cash requirements related to the Year 2000 issue will be approximately $500,000 to $900,000 and to date has spent approximately $545,000. Expenditures will be expensed or capitalized as appropriate.

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

PART II --OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) On March 17, 1998, the Company held a Special Meeting of Stockholders (the "Special Meeting").

     (b) At the Special Meeting, the stockholders approved, with 4,407,055 votes cast in favor of, 124,136 votes cast against and 6,648 abstentions, the amendment to the Company's Certificate of Incorporation to: (i) effect a two-for-one split of each of the outstanding shares of Common Stock of the Company; (ii) to increase the number of authorized shares of all classes of stock of the Company from 15,000,000 to 30,000,000, consisting of 29,000,000 shares of Common Stock, $0.001 par value per share, and 1,000,000 shares of Preferred Stock, $0.001 par value per share.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)            Exhibits

                  3.1 Certificate of Incorporation of the Registrant, as amended

                  3.2      Bylaws of the Registrant, as amended(1)

                  10.1 Credit Agreement dated as of February 1, 1998 between the Registrant and Wells Fargo Bank, National Association, including Revolving Line of Credit Note(2)

                  27.1     Financial Data Schedule

            (b)            Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.
----------------
(1) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-19835) filed with the Commission on August 5, 1993.
(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on February 17, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Date:  May 15, 1998

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