Form 10-K
period 1998-06-30
DAY RUNNER INC
filed 1998-10-01
CIK 853102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K


              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on September 16, 1998 as reported on The Nasdaq Stock Market, was approximately $171,000,000.

     The number of shares outstanding of the registrant's Common Stock on September 16, 1998 was 11,880,098.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement to be delivered to stockholders in connection with their Annual Meeting of Stockholders to be held on November 23, 1998 are incorporated by reference into Part III of this Annual Report.

                                     PART I
Item 1.      Business

THE COMPANY

     Day Runner(R), Inc. ("Day Runner") develops, manufactures and markets personal organizing products to broad-based consumer audiences through retail distribution channels. We are the leading developer, manufacturer and marketer of paper-based organizers for the retail market. We also develop, manufacture and market related organizing products. Day Runner's products are carried by more than 20,000 retail stores across the U.S. and are available in a number of other countries in North America, Europe and the Asia-Pacific region.

     We market our products to customers through our own sales force, through manufacturers' representatives and, in certain markets outside the U.S., through independent distributors. Our major customers in our primary domestic channels include office products superstores Office Depot, Inc., Staples, Inc. and OfficeMax, Inc. and mass market retailers Wal-Mart and Kmart. Sales to the office products and mass market channels accounted for approximately 47% and 39%, respectively, of fiscal 1998 sales.

     Our organizers and planners are loose-leaf and spiral-bound time and information management systems that range from simple to sophisticated. For example, our flagship Day Runner System organizers include not only the traditional planner components of appointment calendar, telephone/address section and note pad but also interrelated pages for managing time and information, tracking expenses, establishing goals and planning projects.
Segmenting the market for organizers and planners is a key element of our strategy. We aim our product lines at market segments ranging from students to women shopping in the mass market to business and professional people and offer many of our organizers and planners in a choice of sizes, styles, cover materials and colors. Suggested retail prices for our organizers and planners range from $4 to $150. Organizers and planners accounted for approximately 49% of our fiscal 1998 sales.

     Most of our organizers and planners are refillable. Refills, which include calendars, other pages and accessories, accounted for approximately 31% of our sales in fiscal 1998. Suggested retail prices for refills range from $0.75 to $40.

     Our related organizing products include telephone/address books, appointment books, products for students from elementary school through college, business accessories, organizing and other wall boards and personal information management (PIM) software designed to complement our paper-based organizers, among others. This category accounted for approximately 20% of fiscal 1998 sales.

     With the exception of our software and electronic products we include in certain of our products and sell as accessories, all of our current products have been developed internally. In addition, all of the products of Ram Manufacturing and Timeposters Inc., companies we acquired in fiscal 1998, were developed by those companies. We manufacture and assemble a portion of our products at our Fullerton, California and Little Rock, Arkansas facilities and at our Mexican and Toronto subsidiaries and also use foreign and domestic contractors to supply both product components and finished goods.

BUSINESS STRATEGY

     Day Runner sells broad-based personal organizing products through retail distribution channels. Our strategy is to leverage our brand name awareness and distribution strength to maximize sales of our existing products, extend those product lines and introduce new product lines. Key elements of our strategy include:

              o   Segmenting the market for organizers and planners.
              o   Entering related organizing product categories.
              o   Building sales through major customers.
              o   Marketing to increase sales.
              o   Expanding foreign sales.
              o   Providing excellent customer service.
              o   Pursuing strategic acquisitions and alliances.

         SEGMENTING THE MARKET FOR ORGANIZERS AND PLANNERS. In order to expand and segment our market, we offer our organizers and planners in a broad range of systems, sizes, styles and cover materials and at suggested retail prices ranging from $4 to $150. As a result, our products appeal to a large consumer market comprised of users with differing needs, tastes and budgets and are appropriate for sale through a broad range of retailers. Versatile Day Runner System organizers and planners are suitable for use by adults in virtually all walks of life. Specific target markets addressed by other Day Runner organizers and planners include business and professional people, cost-conscious consumers, young women shopping in the mass market and students from elementary school through college, among others.

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

     BUILDING SALES THROUGH MAJOR CUSTOMERS. To reach consumers with differing needs and varying retail shopping habits, we distribute our products in the U.S. through multiple channels, including:

              o   Office products superstores, wholesalers and dealers.
              o Mass market retailers, including discount department stores, wholesale clubs, drug chains and other mass market retailers.
              o   A  wide  variety  of  other  customers,   including  the  U.S.
                  Government and book, department, gift, leather and luggage, stationery and other specialty stores.

     Day Runner's products are carried by more than 20,000 retail outlets in the U.S., including leading retailers in our key office products and mass market channels of distribution. Our strategy is to grow our sales through our major customers by increasing our everyday shelf space where appropriate, continuing to expand our product selection, serving the back-to-school market and creating other seasonal, promotional and product opportunities.

     PURSUING STRATEGIC ACQUISITIONS AND ALLIANCES. Day Runner believes that acquisitions and other strategic alliances are important to the future growth of the Company. During fiscal 1998, we acquired three companies: Ultima Distribution Inc., our Canadian distributor based in Toronto; Ram Manufacturing, Inc., a developer, manufacturer and marketer of wall boards, headquartered in Little Rock, Arkansas; and Timeposters Inc., a Toronto-based developer, manufacturer and marketer of planning and presentation products, including laminated flexible wall planners.

     On September 24, 1998, Day Runner announced a cash offer for Filofax Group plc ("Filofax"), a UK-based company traded on the London Stock Exchange. The offer was for (pound)2.00 (approximately US $3.36) per share pursuant to a tender offer for all of the outstanding ordinary shares of stock of Filofax. This offer was not recommended by Filofax's Board of Directors.

     On September 25, 1998, we announced that the Company had reached agreement with the Board of Directors of Filofax on the terms of a recommended cash tender offer (the "Recommended Offer"). The Recommended Offer was for (pound)2.10 (approximately US $3.53) per share for all of the outstanding ordinary shares of stock of Filofax for a total purchase price for such shares of appoximately (pound)50,300,000 (approximately US $84,500,000). The proposed acquisition of Filofax (the "Proposed Acquisition of Filofax") will be funded by bank debt pursuant to a credit facility Day Runner entered into on September 23, 1998 (see
Note 20 to the Consolidated Financial Statements). The Company currently estimates that the aggregate fees and expenses of the Proposed Acquisition of Filofax, including investment banking, legal, accounting and other fees and expenses, will be in the range of $4 to 6 million. Actual total fees and expenses may differ from this estimate and are subject to future contingencies.

     Filofax is a manufacturer and supplier of stationery products, including Filofax, Lefax and Microfile brand personal organizers. In addition to its core personal organizer business, Filofax markets business forms and high-end pens. Filofax has wholly owned sales subsidiaries in France, Germany, Hong Kong, Scandinavia, the UK and the U.S. and sells primarily through retail distribution channels in each market. Filofax's sales from continuing operations for its fiscal year ended March 31, 1998 were (pound)37,700,000 (approximately US $63,300,000), with 86%, or approximately US $54,600,000, to markets outside the U.S.

     In this discussion all exchange rate conversions between the U.S. dollar and the UK pound sterling were based on an exchange rate of 1.68, which was the exchange rate on September 23, 1998. The exchange rate between the dollar and the pound sterling is likely to fluctuate, up or down, between such date and the date of any payments to Filofax stockholders. The Company has purchased a call option to partially hedge our exposure to such currency fluctuations.

     Consummation of Day Runner's Proposed Acquisition of Filofax is subject to, among other things, the acceptance of Filofax's stockholders, regulatory approvals and the satisfaction or waiver of various other conditions. There can be no assurance at this time that the Proposed Acquisition of Filofax will be completed.

     MARKETING TO INCREASE SALES. We market our products to customers to inform them of the benefits of selling Day Runner's products and to consumers to further build brand name awareness and to maximize the productivity of the retail shelf space our products occupy.

     EXPANDING FOREIGN SALES. We are working to build our sales outside the United States by focusing on key markets and offering products with features, aesthetics and price points appropriate for those markets. We offer some of our products in French, German and Spanish versions. During fiscal 1998, we launched several product lines designed especially for Europe and for Asia. We completed two acquisitions in Canada in fiscal 1998, purchasing Ultima Distribution Inc., our Canadian distributor, and Timeposters Inc., a manufacturer and marketer of planning and presentation products. These acquisitions are intended to help us further expand our business in Canada. We also established a direct sales and marketing subsidiary in Australia in fiscal 1998. We expect Day Runner's foreign sales to substantially increase if the Proposed Acquisition of Filofax is consummated. In Filofax's most recent fiscal year, 86% of its sales from continuing operations were to markets outside the U.S. There can be no assurance at this time that the Proposed Acquisition of Filofax will be completed.

     PROVIDING EXCELLENT CUSTOMER SERVICE. Day Runner believes that excellent customer service can provide us with additional competitive advantage. We serve customers from both our Fullerton, California and our Nashville, Tennessee-area distribution centers and ship directly to the individual retail locations of a number of our large customers. We conduct business via EDI (Electronic Data Interchange) with virtually all our key customers and recognize the importance of continuing to implement applicable customer service/distribution technology. Industry Overview

     Day Runner's roots are in paper-based organizers and planners and their refills, and approximately 80% of our fiscal 1998 sales were generated by this core business. In recent years, we have moved beyond organizers and now market a number of other products that help people become better organized in a variety of ways.

     ORGANIZERS. Day Runner was instrumental in creating and defining paper-based "organizers" as a product category in the United States. Although time management products that included some "organizer" features had been on the market for some time, the product category, as such, did not emerge until the 1980s. We believe that the introduction of the Day Runner System in 1982 helped define the product category and, ultimately, led to the growth of the organizer industry. By the late 1980s, organizers had become accepted tools for improving individual and group productivity. (Because the distinctions between organizers and planners have become blurred, except where otherwise specified, we are using the terms "organizer" and "planner" interchangeably in this report.)

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

     RELATED ORGANIZING PRODUCTS. Product categories Day Runner has entered include telephone/address books, diaries, assignment books and similar products for children, appointment books (also referred to as traditional spiral dated goods), organizing and other wall boards, such as Home Manager(TM); pocket calendars, desk and desk pad calendars, and business accessories, among others. Day Runner sells these products through the same channels as its organizers. In fiscal 1998, we acquired companies that manufacture and market cork boards, white boards and combination boards, laminated wall planners, easels, signage boards and similar planning and presentation products.

     We group all these products under the umbrella term "related organizing products," but this does not constitute an industry as such. Some of these products are office supplies, and some are school supplies. Others share features and functions with office and/or school supplies but are intended for use in the home. These products are generally marketed through the same channels as organizers.

     There are many companies, both domestic and foreign, that compete with us, with competition varying from product category to product category. Day Runner believes the current principal competitive factors in the industries in which it participates are distribution breadth, depth and strength; brand name recognition; product development capability; product function, design, perceived quality and value; marketing capability; breadth of product lines; financial resources; customer service; manufacturing/sourcing expertise; and price.

     MARKET POTENTIAL. Day Runner believes that the appeal of organizers and other personal organizing products in the United States is attributable to a number of economic and cultural trends, including: the increased percentage of women in the work force and the resulting prevalence of two-income families; the continuing trend toward corporate downsizing; the growth of the small business sector; the rising percentage of business done away from the office; the greater emphasis on productivity; the ongoing shift to a service economy; and the trend towards global competition. Many of these trends contribute to widespread concerns with saving and better using time and increasing personal productivity.

     Day Runner's products address these concerns. We target both potential first-time organizer users and existing users who may need refills or replacements for their organizers. In addition, our expansion into related, non-organizer/planner products that provide other ways for people to become better organized offers us an opportunity to reach consumers who do not use an organizer or planner and to market additional Day Runner branded products to consumers who already use a Day Runner organizer or planner. Our goal is to offer one or more products that appeal to and meet the organizing needs of virtually every American consumer, no matter what that individual's income, occupation or age.

     INDUSTRIES MARKETING SIMILAR OR SUBSTITUTE PRODUCTS. Day Runner's products have features, functions or components in common with products in several other industries. Our market overlaps to a limited extent that of companies marketing training products and services designed to improve group and individual productivity and to upgrade management skills. In addition, both PIM software and electronic organizers are designed to fill many of the same needs addressed by paper-based organizers, although virtually all PIM software products provide for paper-based output and a number of such products allow users to print out pages in sizes that fit Day Runner's organizers.

PRODUCTS

     Day Runner's products are designed to help people become better organized. We aim our products at various segments of a broad-based consumer audience. Our goal is to help consumers to be "organized for life(TM)" and to offer consumers in each target segment the perception of broad choice and good value for their money. Our products include:

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

     RELATED  ORGANIZING  PRODUCTS.  Our  related  organizing  products  include telephone/address books, appointment books, products for students from elementary school through college, business accessories, organizing and other wall boards and PIM software designed to complement our paper-based organizers, among others. For a complete list, see the breakdown of current products below.

     The following table sets forth, for the periods indicated, approximate Day Runner sales by product category and as a percentage of total sales.


                                   Fiscal                 Fiscal                   Fiscal
          Products                  1998                   1997                     1996
          --------            -----------------     -------------------    -------------------
                                      (Unaudited; dollars in thousands)

Organizers and planners.     $ 83,069   49.5%      $ 73,858     58.0%       $ 77,293    61.8%
Refills.................       51,876   30.9         43,264     34.0          43,473    34.7
Related organizing products    32,896   19.6         10,254      8.0           4,360     3.5
                             --------   -----      --------    ------      ---------   ------
      Total.............     $167,841   100.0%     $127,376    100.0%       $125,126   100.0%
                             ========   =====      ========    ======      ==========  ======


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

     The following table sets forth basic price and other information concerning the products we market in the United States.

                                                                                   Current
                                                                                 Suggested
        Current Products                                                          Retail Price(s)

        Organizers and planners:                                                   $4-150
            Day Runner
            DILBERT(TM)
            FactCentre(TM)
            THE FAR SIDE(R)
            4-1-1  Student  Planners(TM)
            Looney  Tunes(TM
            Mickey Unlimited(TM)
            Perennials(TM)
            PRO Business System(R)
            Refills (which include calendars, other pages and accessories)          $0.75-40

                                                                                  Current
                                                                                  Suggested
        Current Products                                                        Retail Price(s)
          Related organizing products:
             Assignment books:                                                     $3-9.50
               4-1-1
               Mickey Unlimited
               Mickey For Kids(TM)
             Business accessories                                                   $4-50
             Telephone/address books:                                               $6-24
               Day Runner
               DILBERT
               FactCentre
               Looney Tunes
               Perennials
               Mickey For Kids
               Mickey Unlimited
             Appointment books                                                    $4.30-35.75
             Software and electronics:
               Day Runner PC                                                         $17
               Day Runner Planner for Windows(R)95                                   $75
               Electronic Teleplanner                                              $30-40
             Pocket Calendars:                                                      $5-8
               DILBERT
               Looney Tunes
               Perennials
             Wall Boards                                                         $3.75-$650
               Core boards
                 Wipe-Out(R)
                 Timeposters(R)
               Planning boards
               Flexible planners
                 Timeposters
               Organizing boards
                 Home Manager(TM)
                 Business Manager(TM)
                 Cubicle Manager(TM)
                 Message Manager(TM)
                 org.board(TM)
               Looney Tunes
               DILBERT
             Other:
               Mickey For Kids Sticker Books                                     $6.50-10.50
               Mickey For Kids Diaries                                             $10-26

     Day Runner, PRO Business System, Timeposters and Wipe-Out are registered trademarks, and Business Manager, Cubicle Manager, Entrepreneur, Everything in
One Place,  FactCentre,  4-1-1,  Home Manager,  Message  Manager,  org.board and
Perennials are trademarks of Day Runner, Inc. DILBERT(C) is a trademark of United Feature Syndicate, Inc. Mickey For Kids and Mickey Unlimited are trademarks of Disney. THE FAR SIDE is a registered trademark of FarWorks, Inc.
LOONEY TUNES characters,  names and all related indicia are trademarks of Warner
Bros. Post-it(R) is a registered trademark of 3M. Windows is a registered trademark of Microsoft Corporation.

PRODUCT DEVELOPMENT

     Day Runner's product development programs emphasize (i) identifying unmet consumer needs and developing organizers, planners and related organizing products to meet those needs; (ii) extending our existing product lines through additional sizes, styles and materials; and (iii) augmenting the selection of refills and accessories available for our product lines.

     In addition, we monitor our existing products for continued viability, needed enhancements, improvements in quality and potential reductions in cost. With the exception of our software product and the calculators we include in certain of our products and sell as accessories, all of our current products have been developed internally. Internally developed products accounted for substantially all of Day Runner's fiscal 1998 sales. The products of Ram Manufacturing and Timeposters Inc., companies we acquired during fiscal 1998, were also developed by those companies.

     Since the introduction of the first Day Runner System organizer in 1982, we have transformed this single product into a broad line. Our products are available in a variety of sizes, styles and materials, designed to appeal to a broad spectrum of consumers and at a wide range of price points. We offer organizers that appeal to students from elementary school through college, business professionals and people working at home. Our product introductions reflect our focus on market segmentation and consumer needs.

     In 1991, as part of our strategy of offering products aimed at more cost-conscious consumers, we introduced the FactCentre line, which now includes organizers, planners and telephone/address books.

     In 1993, we introduced the PRO Business System organizer, aimed at people seeking a sophisticated but easy-to-use organizing system that is designed specifically for business and professional use.

     In short fiscal 1994 (effective January 1, 1994, the Company changed its fiscal year end from December 31 to June 30, resulting in a short fiscal year), we began shipping 4-1-1 Student Planners, a line aimed at middle school, high school and college students and marketed primarily for sale during the back-to-school consumer buying season.

     In fiscal 1995, we added telephone/address books to our Day Runner and FactCentre lines and launched Perennials, a line of organizers, planners and telephone/address books aimed primarily at young women shopping in mass market outlets.

     In fiscal 1996, we launched our first licensed products: a line of planners and telephone/address books featuring Warner Bros. Looney Tunes cartoon characters and a line of "sticker books" and "sticker diaries" developed and marketed under the Mickey Unlimited brand of Disney Enterprises. The Mickey Unlimited Sticker Books and Diaries incorporate colorful stickers to make planning and diary-keeping fun. We also introduced a line of appointment books designed for consumers who prefer traditional planning tools.

     In fiscal 1997, we introduced THE FAR SIDE organizers featuring the classic cartoons created by Gary Larson, a line of business accessories, including travel document holders, business card cases, business card files and pad holders, and the Home Manager, a unique product that builds upon the American family's habit of using the refrigerator door as a communication center. The Home Manager combines a dry-erase board, bulletin board strip or storage pocket, Post-it(R) notes in a holder and a dated monthly calendar and mounts on a refrigerator via heavy-duty magnetic backing or on a wall with hooks.

     In fiscal 1998, we began shipment of a line of DILBERT organizers, refills, telephone/address books and pocket calendars. Building on the success of Home Manager, we extended our line of organizing wall boards to include Business Manager, Cubicle Manager and Message Manager, designed for business professionals and office workers. We expanded our selection of everyday student products, introducing additional accessories like calculator/rulers and binder accessories.

     Also in fiscal 1998, we introduced Day Runner PC Software, consisting of three value-priced software modules that allow users to create and update telephone/address directories, notes and calendars on the PC. We also introduced Day Runner Planner for Windows 95 software, a more complex software program for updating organizer information on-line, for Windows users. Both software offerings were developed under our direction. Users of our software can print out updated pages on paper compatible with Day Runner organizers.

SALES AND DISTRIBUTION

     We market our products to customers through our own sales force, through manufacturers' representatives and, in certain markets outside the U.S., through independent distributors. Our primary domestic channels of distribution are office products and the mass market.

     Day Runner's products are carried by more than 20,000 retail stores across the U.S. Our sales policies encourage smaller customers to purchase through wholesalers. In fiscal 1998, we shipped directly to approximately 9,500 retail locations, to distribution centers serving approximately 9,700 retail locations and to approximately 200 wholesalers, each of which serves a number of dealers.

     During fiscal 1998 and 1997, Day Runner sold products to approximately 700 different customers. The only customers accounting for 10% or more of the Company's fiscal 1998 sales were Wal-Mart Stores, Inc. and its affiliates, including Sam's Clubs; Office Depot, Inc. and its affiliates; Staples, Inc. and its affiliates; and OfficeMax, Inc. and its affiliates. These customers accounted for approximately 28%, 16%, 15% and 14%, respectively, of fiscal 1998 sales. Including their affiliates, the top five customers of the Company accounted for an aggregate of approximately 80% of fiscal 1998 sales.

     The following table sets forth, for the periods indicated, approximate Day Runner sales by distribution channel and as a percentage of total sales.








                                   Fiscal                 Fiscal                 Fiscal
    Distribution Channel            1998                   1997                   1996
    --------------------     ------------------     -------------------   -----------------
                                        (Unaudited; dollars in thousands)

Office products channel.     $ 79,303    47.2%      $ 59,416   46.7%      $ 62,381    49.8%
Mass market.............       65,752    39.2         53,785   42.2         46,804    37.4
Foreign customers.......       12,182     7.3          5,583    4.4          6,346     5.1
Other channels..........       10,604     6.3          8,592    6.7          9,595     7.7
                             --------   -----       --------  ------      --------   ------
      Total.............     $167,841   100.0%      $127,376  100.0%      $125,126   100.0%
                             ========   =====       ========  ======      ========   ======

     OFFICE PRODUCTS CHANNEL. Since 1987, Day Runner products have been broadly distributed through the office products channel. While sales to the office products superstores have become increasingly significant, we continue to sell our products to office products wholesalers and dealers.

                OFFICE PRODUCTS SUPERSTORES. Since their emergence in 1986, office products superstores offering discount prices in a warehouse atmosphere have become a major factor in office products distribution. Our products are carried by all the leading superstores, including Office Depot, Inc., Staples, Inc. and OfficeMax, Inc.

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

     MASS MARKET. Discount chains addressing the mass market have become an increasingly important factor in the distribution of a wide variety of consumer goods. Day Runner products are distributed through a number of mass market retailers, including: Wal-mart, Kmart, and Target; the major wholesale clubs, Sam's Clubs and Costco Companies, Inc.; a number of discount drug chains, including CVS Corp., Rite Aid Corp., and Eckerd Drug; and a variety of other mass market resellers.

     FOREIGN CUSTOMERS. Day Runner products are marketed internationally through Day Runner Australia Limited, Day Runner Hong Kong Limited, Day Runner International Limited, and Ultima Distribution Inc. (the Company's wholly owned Australian, Hong Kong, United Kingdom and Canadian subsidiaries), independent foreign distributors and our own sales force. The United Kingdom and key markets on the European continent are served by Day Runner International; Asian and Pacific Rim markets are served by Day Runner Hong Kong Limited and Day Runner Australia; Canada is served by Ultima; and Mexico is served by Day Runner's U.S.-based sales force. If the Proposed Acquisition of Filofax is completed, we may market current Day Runner products through Filofax's distribution system in countries in Europe and Asia. There can be no assurance at this time that the Proposed Acquisition of Filofax will be completed.

     OTHER CHANNELS. The Company also distributes its products through a number of additional channels, including book, department, gift, leather and luggage and stationery stores and other specialty retailers. Since March 1989, Day Runner has held a General Services Administration ("GSA") contract, which extends through February 2002 and which allows the Company to market certain of its products to the U.S. Government.

MARKETING

     We market our products to consumers to increase awareness of the Day Runner brand name and of specific products, to communicate the benefits of our products and to create and reinforce an image that our products enable the user to manage time and personal resources more effectively. Our packaging, merchandising and promotions are designed to appeal to the consumer on the retail floor. We position Day Runner to our distribution channels as the leader in the retail organizer market and the logical source for organizers, planners and related organizing products at a wide range of price points and appropriate for a wide range of broad consumer markets.

     PROMOTIONAL PROGRAMS. Day Runner offers special promotional and incentive programs as part of our introduction of new products and to build sales at specific times of the year; conducts promotions designed to build awareness, expand distribution and increase sales of specific products; and conducts sales incentive programs for wholesalers, dealers and manufacturers' representatives.

     ADVERTISING AND PUBLIC RELATIONS. Day Runner participates with customers in co-op advertising and advertises from time to time in certain wholesale flyers and in trade publications. In addition, from time to time, we conduct consumer advertising campaigns, primarily in business and lifestyle magazines. Public relations campaigns, focused on trade and consumer publications, is another important element in our marketing strategy.

     SALES SUPPORT. We support our retailers with point-of-sale materials developed based upon research and intended to build brand name awareness and increase sales. Day Runner displays are designed to be easy for consumers to shop and for store personnel to refill. Our packaging is designed to help consumers choose the right product and make the decision to buy.

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

     USER SUPPORT. We estimate that we have sold approximately 38 million organizers and planners since our inception. To encourage our current users to continue to purchase and recommend our products and their refills, we provide a toll-free consumer hotline that consumers may call for referral to conveniently located dealers or dealers that carry specific refills or accessories, for customer service, to contribute suggestions and to purchase products directly from Day Runner. We make such sales primarily as a service to our users and charge consumers full suggested retail price plus handling and shipping.

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

MANUFACTURING

     Day Runner's manufacturing strategy combines internal manufacturing with the domestic and foreign subcontracting of product components and finished goods. Our policy is to develop and maintain at least two sources for key raw materials, product components and the finished products we subcontract. Although we rely on foreign subcontractors for adequate capacity, we have the ability to act as our own second or third source for the manufacture of our loose-leaf binders and for the final assembly of many of our products. This provides a degree of protection against vendor problems and, under certain conditions, allows us to respond to higher than anticipated demand and improve turn-around time.

INTERNAL MANUFACTURING. We manufacture a portion of our binders and assemble a portion of our finished products in our Fullerton, California facility and at Day Runner de Mexico, S.A. de C.V., our wholly owned manufacturing subsidiary located in Tijuana. Wall boards are manufactured at our facilities in Little Rock, Arkansas and Toronto, Canada.

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

COMPETITION

     The product categories in which Day Runner participates are competitive and subject to rapid change. Day Runner competes directly with other companies marketing paper-based organizers and planners, appointment books, calendars, wall boards, laminated wall planners and business accessories to consumers through retail channels and indirectly with companies marketing such products through mail order or via other means. Our competitors also include companies marketing substitutes for paper-based organizer and planner products, such as electronic organizers and PIM software, and we compete for the same target market with companies marketing organizers and/or organizers coupled with time management training via direct sales to individuals and to organizations.

     The companies with which Day Runner competes vary by product category. Each product category is competitive and subject to rapid change, and none of the lists of competitors provided here are intended to be all inclusive. Our competitors in personal organizers/planners include At-A-Glance(R), Day-Timer(R), Filofax(R), FranklinCovey(TM), Mead, many leather goods manufacturers and a number of companies manufacturing inexpensive, non-branded organizers overseas for sale in the United States. (If the Proposed Acquisition of Filofax is completed, Filofax will, of course, cease to be a competitor; however, there can be no assurance at this time that the Proposed Acquisition of Filofax will be completed.) Competitors in telephone/address books include At-A-Glance, E-Z Record, Stuart Hall(R) and a number of companies marketing inexpensive imported products. Companies marketing appointment books and calendars include At-A-Glance, House of Doolittle(R), Southworth(TM), Visual Organizer and many printers producing inexpensive calendars for use in advertising promotion. A number of calendar companies also produce laminated wall planners. Business accessories are marketed by Day-Timer, Hazel(R), and many leather goods manufacturers. Wall board manufacturers include Baker(R), Boone(R) Boards, Quartet(R), Rose Art, Sanford(R) and Stempel.

     Day Runner believes the current principal competitive factors in the product categories in which we participate are distribution breadth, depth and strength; brand name recognition; product development capability; product function, design, perceived quality and value; marketing capability; breadth of product lines; financial resources; customer service; manufacturing/sourcing expertise; and price. In the organizer/planner category, the size and loyalty of a company's user base is also a key factor. Although a number of our competitors have greater financial resources than Day Runner, we believe that we compete well against our direct competition on each of the other principal competitive factors and against certain of our direct competition with respect to our financial strength.

     We believe that Day Runner has a number of competitive advantages. Our products occupy significant shelf space in the office products and mass market channels. Our leadership position in the retail organizer/planner market, brand name recognition, ability to develop new products, broad product lines, marketing expertise, manufacturing/sourcing skill, large user base and the appeal of our products to consumers have been competitive advantages for us in these channels and in certain other channels. There can be no assurance, however, that we will be able to maintain or continue to benefit from our competitive advantages or that the competitive environment will not change to our detriment.

EMPLOYEES

     At September 3, 1998, Day Runner had 1,298 full-time employees, including 71 in sales; 37 in marketing; 123 in executive, finance and administration; 31 in product development; and 1,036 in manufacturing operations and distribution. None of our employees is represented by a labor union, and we have experienced no labor-related work stoppages.

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

     Day Runner holds fourteen United States patents and sixteen foreign patents. The Company also has several United States and foreign patents pending. The patents we hold are related to improvements in the structure of and devices associated with our loose-leaf binders and related organizing products, and we do not believe that any of these patents is material to our business. We have also been issued United States copyright registrations covering the text and the compilation and editing of data in certain of our material products. Day Runner holds United States trademark registrations for "Day Runner," "MEMO-RY," "PRO Business System," "Running Mate," "Timeposters," "Wipe-Out," and the Day Runner logo and we have obtained certain state and foreign registrations for certain of our trademarks.

Item 2.      PROPERTIES.

     Day Runner's principal operating facility is located in an approximately 221,000-square foot building in Fullerton, California, under leases expiring in 2001. The leases include multiple, successive renewal options that, if exercised in full, would extend the lease terms to expire in 2011. The Company's corporate headquarters occupy approximately 21,300-square feet in Irvine, California under a lease that expires in August 2001. The Company's LaVergne, Tennessee distribution facility occupies an approximately 101,200-square foot facility under a lease expiring in 2005. The lease includes multiple, successive renewal options that, if exercised in full, would extend the lease terms to expire in 2011. The Company's Little Rock, Arkansas manufacturing facility occupies an approximately 114,000-square foot facility under a lease expiring in 2002. The Company Canadian subsidiary occupies an approximately 40,200-square foot facility under a lease expiring in 2008. The Company's Mexican subsidiary operates in approximately 54,860 square feet in four buildings under separate leases expiring in 1999. The Company currently has under construction a 70,000 square foot building to replace the currently leased buildings. The new building lease will expire in 2006 and includes options to extend the terms. The Company's Hong Kong subsidiary occupies an approximately 1,200-square foot facility under a lease expiring in June 2000 and the Company's Canadian subsidiary occupies an approximately 40,000-square foot facility under a lease expiring in 2008. The Company believes it has sufficient space in its facilities or will be able to lease additional space on acceptable terms to meet its needs for the foreseeable future.

Item 3.      LEGAL PROCEEDINGS.

             Inapplicable.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             Inapplicable.

                                                       PART II

Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS.

     Day Runner's Common Stock is traded over-the-counter on The Nasdaq Stock Market under the symbol "DAYR." The table below shows the high and low closing sales prices for the Common Stock as reported on The Nasdaq Stock Market for the fiscal years ended June 30, 1998 and 1997. As of September 16, 1998, there were 189 recordholders of the Company's Common Stock based on information provided by the Company's transfer agent.







                                    Fiscal Year              Fiscal Year
                                      1998                     1997
                                ----------------        ------------------
             Quarter            High       Low          High         Low
             --------           ----------------        ------------------

             First               $19-1/2   $16-1/4       $15        $12-3/4
             Second               21-1/16   18            15-1/2      9-3/8
             Third                23-1/16   18-7/16       13          8-15/16
             Fourth               25-1/4    18-1/8        16-3/4      12-9/16

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







Item 6.      SELECTED FINANCIAL DATA.

     The selected consolidated income statement data for the fiscal years ended June 30, 1998, 1997 and 1996 and the consolidated balance sheet data at June 30, 1998 and 1997 are derived from, and are qualified in their entirety by reference to, the Company's audited consolidated financial statements and notes thereto included elsewhere in this Annual Report that have been audited by Deloitte & Touche LLP, independent auditors, as indicated in their report, which is also included elsewhere in this Annual Report. Information for the twelve months ended June 30, 1994 is unaudited, and in the opinion of the Company's management, the accounting principles used to prepare the unaudited financial information are consistent with those used to prepare the audited financial statements. The selected consolidated income statement data for the fiscal year ended June 30, 1995, short fiscal year ended June 30, 1994 and the year ended December 31, 1993 and the consolidated balance sheet data at June 30, 1996, 1995 and 1994 are derived from audited consolidated financial statements of the Company that are not included herein. Effective January 1, 1994, the Company changed its fiscal year end from December 31 to June 30. The six-month period ended June 30, 1994 is therefore referred to as "short fiscal year 1994."

Consolidated Income Statement Data:

     (In thousands, except per share data)
                                                                                    Twelve Months       Short     Year Ended
                                                       Fiscal                           Ended        Fiscal Year December 31,
                                    ----------------------------------------------------------------------------------------
                                      1998        1997        1996        1995      June 30, 1994       1994         1993
                                    -------     -------     -------      --------   -------------   ----------    ----------

Net sales.......................    $167,841    $127,376    $125,126     $121,801      $ 97,027      $ 43,160      $81,892
Cost of goods sold..............     80,663      60,452      59,920        62,175        50,405        22,981       41,699
                                    -------     -------     -------      --------      --------      --------      -------
Gross profit....................     87,178      66,924      65,206        59,626        46,622        20,179       40,193
                                    -------     -------     -------      --------      --------      --------      -------
Operating expenses:
   Selling, marketing and
    distribution................     43,193      31,673      29,878        32,154        25,180        12,156       21,786
   General and administrative...     18,416      14,451      16,376        13,792        11,400         5,686        9,479
   Costs incurred in pursuing
    acquisitions................                  1,451
                                    -------     -------     -------      --------      --------      --------      -------
   Total operating expenses.....     61,609      47,575      46,254        45,946        36,580        17,842       31,265
                                    -------     -------     -------      --------      --------      --------      -------
Income from operations..........     25,569      19,349      18,952        13,680        10,042         2,337        8,928
Net interest (income)...........       (172)     (1,301)       (706)         (161)          (88)          (91)
                                    -------     -------     -------      --------      --------      --------      -------
Income before provision for
   income taxes, extraordinary
   item and cumulative effect of
   accounting change............     25,741      20,650      19,658        13,841        10,130         2,428        8,928
Provision for income taxes......      9,833       8,102       7,840         5,863         4,196         1,061        3,638
                                    -------     -------     -------      --------      --------      --------      -------
Income before extraordinary item
   and cumulative effect of
   accounting change............     15,908      12,548      11,818         7,978         5,934         1,367        5,290
Extraordinary item litigation
    settlement - net............                                                            718           718
Cumulative effect of change in
   accounting for income taxes..                                                                                       350
                                    -------     -------     -------      --------      --------      --------      -------
Net income......................    $15,908     $12,548     $11,818      $  7,978      $  6,652      $  2,085      $ 5,640
                                    =======     =======     =======      ========      ========      ========      =======
Earnings per common share:
   Basic.........................   $   1.38    $   1.01    $   0.95     $   0.66      $  0.57       $    0.17     $  0.50
                                    ========    ========    ========     ========      =======       =========     =======
   Diluted.......................   $   1.27    $   0.95    $   0.89     $   0.63      $  0.54       $    0.17     $  0.47
                                    ========    ========    ========     ========      =======       =========     =======
Weighted average number of common shares outstanding:
   Basic.........................     11,533      12,432       12,468       12,176       11,731        11,956       11,276
                                    ========    ========    =========    =========     ========      ========      =======
   Diluted.......................     12,523      13,182       13,252       12,748       12,370        12,616       12,130
                                    ========    ========    =========    =========     ========      ========      =======

(1) Information  for the twelve months ended June 30, 1994 is provided on an unaudited  basis for comparison  purposes only.





Consolidated Balance Sheet Data:
   (In thousands)

                                                                     June 30,
                                  1998               1997             1996              1995               1994
                              ------------       ------------     ------------      -------------      ----------
Working capital.............  $   57,975          $  50,710        $  51,653         $   38,260       $  30,581
Total assets................     101,179             78,880           77,931             63,650          50,769
Short-term debt.............       2,749                475                                 152             200
Long-term liabilities.......          53                 52                                  12             141
Stockholders' equity........      74,532             59,484           59,498             44,787          35,786

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

OVERVIEW

     Since the Company's introduction of the first Day Runner System organizer in 1982, the Company's revenues have been generated by sales primarily of organizers and planners and secondarily of refills. Since fiscal 1995, a majority of the Company's growth has resulted from sales of related organizing products, virtually all of which have been introduced since January 1, 1995. The Company focuses the great majority of its product development, sales and marketing efforts on the office products and the mass market channels. The office products channel and the mass market channel accounted for 47.2% and 39.2%, respectively, of fiscal 1998 sales.

RESULTS OF OPERATIONS

     The following tables set forth, for the periods indicated, the percentages that selected income statement items bear to sales and the percentage change in the dollar amounts of such items.

                                                                Percentage of Sales

                                                               Years Ended June 30,
                                                       1998             1997           1996
                                                     ---------       --------       -------

Net sales....................................          100.0%         100.0%          100.0%
Cost of goods sold...........................           48.1           47.5            47.9
                                                      ------          -----           -----
Gross profit.................................           51.9           52.5            52.1
                                                      ------          -----           -----
Operating expenses:
   Selling, marketing and distribution.......           25.7           24.9            23.9
   General and administrative................           11.0           11.3            13.1
   Costs incurred in pursuing acquisitions...                           1.1
                                                      -----           -----
    Total operating expenses.................           36.7           37.3            37.0
                                                      ------          -----           -----
Income from operations.......................           15.2           15.2            15.1
Net interest income..........................            0.1            1.0             0.6
                                                      ------          -----           -----
Income before provision for income taxes.....           15.3           16.2            15.7
Provision for income taxes...................            5.8            6.3             6.3
                                                      ------          -----           -----
Net income...................................            9.5%           9.9 %           9.4%
                                                      ======          =====           =====





                                                                 Percentage Change
                                                        Fiscal 1997                Fiscal 1996
                                                            to                         to
                                                        Fiscal 1998                Fiscal 1997
                                                   --------------------      -----------------
Net sales.........................................        31.8%                         1.8%
Cost of goods sold................................        33.4                          0.9
Gross profit......................................        30.3                          2.6
Operating expenses:
   Selling, marketing and distribution............        36.4                          6.0
   General and administrative.....................        27.4                        (11.8)
   Costs incurred in pursuing acquisitions........      (100.0)                         NM
    Total operating expenses......................        29.5                          2.9
Income from operations............................        32.1                          2.1
Net interest income...............................       (86.8)                        84.3
Income before provision for income taxes..........        24.7                          5.0
Provision for income taxes........................        21.4                          3.3
Net income........................................        26.8                          6.2


FISCAL YEAR ENDED JUNE 30, 1998 COMPARED WITH  FISCAL YEAR ENDED JUNE 30, 1997

     NET SALES. Net sales consist of revenues from gross product shipments net of allowances for returns, rebates and credits. In fiscal 1998, sales increased by $40,465,000, or 31.8%, compared with fiscal 1997 primarily because of higher unit sales of related organizing products. Product sales were primarily to the office products channel and secondarily to mass market customers. Sales to the office products channel increased by $19,887,000, or 33.5%; sales to mass market customers grew by $11,967,000, or 22.2%; sales to foreign customers grew by $6,599,000, or 118.2%; and sales to miscellaneous customers grouped together as "other," grew by $2,012,000, or 23.4%. Sales of related organizing products increased by $22,642,000, or 220.8%; sales of organizers and planners increased during the year by $9,211,000, or 12.5%; and sales of refills increased by $8,612,000, or 19.9%.

     GROSS PROFIT. Gross profit is net sales less cost of goods sold, which is comprised of materials, labor and manufacturing overhead. Gross profit may be affected by, among other things, product mix, production levels, changes in vendor and customer prices and discounts, sales volume and growth rate, sales returns, purchasing and manufacturing efficiencies, tariffs, duties and inventory carrying costs. Gross profit as a percentage of sales decreased from 52.5% in fiscal 1997 to 51.9% in fiscal 1998 primarily because the gross profit levels of certain of the Company's smaller operations are lower as a percentage of sales than those of the parent company.

     OPERATING EXPENSES. Total operating expenses increased by $14,034,000, or 29.5%, for fiscal 1998 compared with fiscal 1997 but decreased as a percentage of net sales from 37.3% to 36.7% primarily because operating expenses for fiscal 1997 included $1,451,000 of costs incurred in pursuing acquisitions that did not come to fruition. No such costs were incurred in fiscal 1998.

     Excluding the fiscal 1997 costs of pursuing acquisitions, total operating expenses would have grown by $15,485,000, or 33.6%, and increased as a percentage of net sales from 36.2% to 36.7%.

     Primarily because of expenses associated with new and recently introduced products, selling, marketing and distribution expenses increased by $11,520,000 and from 24.9% to 25.7% as a percentage of net sales. General and administrative expenses increased by $3,965,000, but declined from 11.3% to 11.0% as a percentage of net sales primarily because of the Company's increased ability to absorb fixed costs as a result of higher sales.

     NET INTEREST INCOME. Primarily because of a decrease in the Company's cash available for short-term investment resulting from the Company's repurchase of common stock, net interest income in fiscal 1998 compared with fiscal 1997 decreased by $1,129,000 and by 0.9% as a percentage of net sales.

     INCOME TAXES. Primarily as a result of state tax planning and secondarily the continued growth of the Company's Hong Kong subsidiary, the Company's fiscal 1998 effective tax rate was 38.2%, compared with 39.2% for fiscal 1997.

     NET INCOME. Compared with fiscal 1997, net income for fiscal 1998 increased by $3,360,000, or 26.8%. Excluding the fiscal 1997 costs incurred in pursuing acquisitions, fiscal 1998 net income would have grown $2,471,000 or 18.4%, compared with fiscal 1997.

     EARNINGS PER SHARE. In fiscal 1998, the Company repurchased an aggregate of 695,588 shares from certain officers and directors of the Company. Separately, during fiscal 1997, the Company repurchased 1,026,200 shares of Common Stock under the Company's stock repurchase program. These repurchases reduced the number of shares that would otherwise have been used to calculate earnings per share.

     Subsequent to fiscal year end 1998, the Company repurchased an additional 76,000 shares of Common Stock under its stock repurchase program (see Note 13 to Consolidated Financial Statements).

FISCAL YEAR ENDED JUNE 30, 1997 COMPARED WITH  FISCAL YEAR ENDED JUNE 30, 1996

     NET SALES. In fiscal 1997, net sales increased by $2,250,000, or 1.8%, compared with fiscal 1996 primarily because of higher unit sales of related organizing products. Product sales were primarily to the office products channel and secondarily to mass market customers. Sales to mass market customers grew by $6,981,000, or 14.9%, primarily due to higher sales to Wal-Mart. Sales to the office products channel decreased by $2,965,000, or 4.8%. Sales to foreign customers declined by $763,000, or 12.0%, and sales to miscellaneous customers grouped together as "other," decreased by $1,003,000, or 10.5%. Sales of related organizing products increased by $5,894,000, or 135.2%. Sales of organizers and planners decreased during the year by $3,435,000, or 4.4%, and sales of refills decreased by $209,000, or 0.5%.

     GROSS PROFIT. Primarily because of improved purchasing efficiencies, gross profit as a percentage of sales increased to 52.5% for fiscal 1997 from 52.1% for fiscal 1996.

     OPERATING EXPENSES. Total operating expenses increased by $1,321,000, or 2.9%, for fiscal 1997 compared with fiscal 1996 and increased as a percentage of net sales from 37.0% to 37.3% primarily because of $1,451,000 of costs incurred in pursuing two significant acquisitions that did not come to fruition. These costs included legal and accounting fees and miscellaneous expenses. Without such costs, operating expenses for fiscal 1997 compared with fiscal 1996 would have declined by $130,000 and would have decreased as a percentage of net sales from 37.0% to 36.2%. Selling, marketing and distribution expenses as a percentage of net sales increased from 23.9% to 24.9% primarily because of increased display costs. General and administrative expenses as a percentage of net sales decreased from 13.1% to 11.3% primarily because of lower personnel costs.

     NET INTEREST INCOME. Primarily because of the Company's higher levels of cash available for short-term investment during the year, net interest income in fiscal 1997 compared with fiscal 1996 increased by $595,000 and by 0.4% as a percentage of net sales.

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

QUARTERLY RESULTS

     The following tables set forth selected unaudited quarterly consolidated financial data and the percentages such items represent of sales. The quarterly consolidated financial data reflect, in the opinion of Management of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.


                                                                              Quarters Ended
                                                                              --------------

                                             June 30,                March 31,           December 31,         September 30,
                                               1998                    1998                  1997                  1997
                                           ---------------     ------------------     ----------------        ----------------
                                                               (In thousands, except per share amounts)
Net sales...........................    $  50,927   100.0%     $  29,388   100.0%     $  49,388   100.0%    $  38,138   100.0%
Gross profit........................       26,057    51.2         15,253    51.9         25,762    52.2        20,106    52.7
Total operating expenses............       18,392    36.1         13,474    45.8         16,677    33.8        13,066    34.3
Income from operations..............        7,665    15.1          1,779     6.1          9,085    18.4         7,040    18.4
Net interest (income) expense.......         (123)   (0.2)            16     0.1             30     0.1           (95)   (0.3)
Income before provision for
   income taxes.....................        7,788    15.3          1,763     6.0          9,055    18.3         7,135    18.7
Net income..........................    $   4,957     9.7      $   1,075     3.7      $   5,524    11.2     $   4,352    11.4
Earnings per common share:
     Basic..........................    $    0.42              $    0.09              $    0.49             $    0.38
     Diluted........................    $    0.39              $    0.09              $    0.45             $    0.35
Weighted average number of common shares outstanding:
     Basic..........................       11,776                 11,571                 11,273                11,513
     Diluted........................       12,695                 12,520                 12,323                12,511







                                                                              Quarters Ended
                                                                              --------------

                                             June 30,                March 31,           December 31,         September 30,
                                              1997                    1997                  1996                  1996
                                        -------------------    -----------------      -----------------     -----------------
                                                               (In thousands, except per share amounts)
Net sales...........................    $  37,793   100.0%     $  21,020   100.0%     $  35,014   100.0%    $  33,549   100.0%
Gross profit........................       19,803    52.4         11,024    52.4         18,512    52.9        17,585    52.4
Total operating expenses............       13,613    36.0         11,272    53.6         11,308    32.3        11,382    33.9
Income (loss) from operations.......        6,190    16.4           (248)   (1.2)         7,204    20.6         6,203    18.5
Net interest (income)...............         (443)   (1.1)          (345)   (1.7)          (303)   (0.9)         (210)   (0.6)
Income before provision for
   income taxes.....................        6,633    17.5             97     0.5          7,507    21.5         6,413    19.1
Net income..........................    $   4,138    10.9      $      58     0.3      $   4,504    12.9     $   3,848    11.5
Earnings per common share:
     Basic..........................    $    0.35              $    0.00              $    0.36              $   0.30
     Diluted........................    $    0.33              $    0.00              $    0.34              $   0.29
Weighted average number of common shares outstanding:
     Basic..........................      11,831                  12,603                 12,663                12,635
     Diluted........................      12,666                  13,229                 13,398                13,448


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

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 1998, the Company financed its operating cash needs primarily from internally generated funds. The Company's cash and cash equivalents at June 30, 1998 decreased to $2,923,000 from $15,550,000 at June 30, 1997. In fiscal
1998, net cash of $7,035,000 provided by operating activities, was offset by net cash of $11,911,000 and $7,697,000 used in investing activities and financing activities, respectively.

     Of the $7,035,000 net amount provided by the Company's operating activities, $15,908,000 was provided by net income, $5,517,000 was provided by depreciation and amortization and $3,755,000 was provided by an increase in accrued expenses. These amounts were partially offset by an increase of $11,050,000 in inventories and an increase of $8,100,000 in accounts receivable.

     Of the $11,911,000 net amount used in the Company's investing activities, $7,175,000 was used to acquire primarily machinery and equipment and secondarily computer equipment and software, and $4,626,000 was used for business acquisitions.

     Of the $7,697,000 net amount used in the Company's financing activities, $11,564,000 was used to repurchase 695,588 shares of Common Stock from certain officers and directors. This amount was partially offset by $4,580,000 and $673,000 that were provided by the issuance of Common Stock upon exercise of then-outstanding stock options and warrants, respectively.

     Accounts receivable (net) at June 30, 1998 increased by $10,239,000, or 45.9%, from the amount at June 30, 1997 primarily due to the growth in sales. The average collection period of accounts receivable at June 30, 1998 decreased to 45 days from 47 days at June 30, 1997.

     Inventories increased by $14,204,000, or 60.7%, from the June 30, 1997 amount primarily because of the inventories of the three companies acquired during fiscal 1998 and secondarily because of new and recently introduced products.

     Effective February 1, 1998, the Company entered into a $15,000,000 line of credit. Borrowings under this line of credit bear interest at the Company's election at either the bank's prime rate less certain margins, or at LIBOR plus certain margins, with the margins dependent upon the Company's meeting certain funded debt-to-EBITDA ratios. Prior to February 1, 1998, borrowings under the line bore interest either at the bank's prime rate or at LIBOR plus 1.75%. At June 30, 1998, the Company had $1,253,000 outstanding under its primary bank line and had outstanding letters of credit totaling approximately $1,050,000, which reduced the availability under the line to approximately $12,697,000. (See
Note 5 to Consolidated Financial Statements.)

     The Canadian lines of credit allow for aggregate borrowings by the Company's two Canadian subsidiaries of up to Canadian $3,000,000 (approximately US $2,039,000). Borrowings bear interest at the Canadian bank's prime rate and are due and payable on demand. At June 30, 1998, approximately Canadian $2,155,000 (approximately US $1,463,000) was outstanding under these lines of credit. (See Note 5 to Consolidated Financial Statements.)

     On September 23, 1998, the Company entered into a Revolving Loan Agreement (the "Loan Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). The Loan Agreement provides for borrowings through September 30, 2005 (the "Maturity Date"). Borrowings will bear interest either at fixed rates based on the higher of the bank's prime rate and the Federal Funds Rate published by the Federal Reserve Bank of New York or at floating rates calculated by reference to the interest rates at which the bank offers deposits in U.S. dollars in amounts approximately equal to the amount of the relevant Loan and for a period of time comparable to the number of days the relevant Loan will remain outstanding, together with a margin. The maximum amount that may be outstanding under the Loan Agreement is $160,000,000 through December 31, 2000. Thereafter, the maximum amount of borrowings that may be outstanding under the Loan Agreement is reduced by $20,000,000 in calendar 2001 and by $10,000,000 in each of the following calendar years up to the Maturity Date. This Loan Agreement replaces the Company's domestic and Canadian lines of credit discussed above. (see Note 20 to the Consolidated Financial Statements).

     In connection with the Proposed Acquisition of Filofax, the Company currently estimates that the aggregate fees and expenses of the transaction, including investment banking, legal, accounting and other fees and expenses, will be in the range of $4 to 6 million. Actual total fees and expenses may differ from this estimate and are subject to future contingencies. The fees and expenses, as well as any payments for the Filofax shares, will be paid with available cash and with borrowings under the Loan Agreement.

     The Company has not incurred significant losses or gains from foreign currency exchange rate fluctuations. The continuing expansion of the Company's international operations could, however, result in larger gains or losses as a result of fluctuations in foreign currency exchange rates as those subsidiaries conduct business in whole or in part in foreign currencies. The Company's exposure to the impact of interest changes and foreign currency fluctuations is expected to increase if the Proposed Acquisition of Filofax is completed and the Company incurs substantial debt under its new Loan Agreement. The Company has entered into a call option with respect to the Proposed Acquisition of Filofax and may in the future enter into additional call options or foreign currency exchange contracts, swap agreements or other financial instruments as hedges to moderate the impact of foreign currency fluctuations. There can be no assurance that the Proposed Acquisition of Filofax will be completed.

     A single currency called the euro will be introduced in certain countries in Europe on January 1, 1999, but will not be introduced in England. The use of a single currency may affect the ability of Day Runner and other companies to price their products differently in various European markets. The Company has not yet evaluated the impact of the single currency.

     The Company believes that cash flow from operations, vendor credit, its existing working capital and its bank line of credit will be sufficient to satisfy the Company's anticipated cash requirements at least through fiscal 1999. Nonetheless, the Company may seek additional sources of capital as necessary or appropriate to finance acquisitions or to otherwise finance the Company's growth or operations; however, there can be no assurance that such funds if needed will be available on favorable terms, if at all.

     The "Year 2000" issue refers to the inability of certain computer systems, as well as certain hardware and equipment containing date sensitive data, to recognize accurate dates commencing on or after January 1, 2000. This has the potential to affect the operation of these systems adversely and materially. Day Runner has identified four phases in its Year 2000 compliance efforts: discovery, assessment, remediation and applicable testing and verification. The Company has substantially completed the discovery and assessment phases for its own systems and applications and believes that by modifying existing software and converting to new software for certain tasks it can prevent the Year 2000 transition from posing significant internal operational problems.

     The Company plans to complete the remediation phase by the second quarter of fiscal year 1999 and complete the applicable testing and verification phase by the end of the third quarter of fiscal year 1999. Day Runner currently estimates that total incremental cash requirements related to the Year 2000 issue will be approximately $750,000 to $1,200,000, of which approximately $650,000 was incurred as of June 30, 1998. The Company does not anticipate that the costs of these modifications and conversions will be material to its financial position or results of operations in any given year. Expenditures will be expensed or capitalized as appropriate. The cash requirements described above do not include any estimates for costs of Year 2000 remediation or compliance that may be incurred if the Proposed Acquisition of Filofax is completed. The Company is unable to estimate these costs at this time. There can be no assurance that the Proposed Acquisition of Filofax will be completed.

     Day Runner is surveying its vendors, customers and others on whom it relies to assure that their systems will be Year 2000 compliant and that they will be able to continue their business with the Company without interruption. However, there can be no assurance that the systems of other parties on which the Company's systems rely will also be compliant or that any failure to be compliant in this area by another party would not have an adverse effect on the Company's systems. Furthermore, no assurance can be given that any or all of the Company's systems are or will be Year 2000 compliant, that the ultimate costs required to address the Year 2000 issue will not exceed the amounts indicated above, or that the impact of any failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's financial condition.

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

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.

             Inapplicable.



                                    PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 23, 1998, entitled "Election of Directors" and "Executive Officers," to be filed with the Commission.

Item 11.     EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 23, 1998, entitled "Election of Directors -- Compensation of Directors," "Executive Compensation and Other Information," "Compensation Committee Report on Executive Compensation" and "Performance Graph," to be filed with the Commission.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.

     The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 23, 1998, entitled "Common Stock Ownership of Principal Stockholders and Management," to be filed with the Commission.

Item 13.     CERTAIN TRANSACTIONS.

     The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 23, 1998, entitled "Election of Directors -- Compensation of Directors" and "Certain Relationships and Related Transactions," to be filed with the Commission.



                                     PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K.

(a)          The following documents are filed as part of this Report:              PAGE

             1.       Consolidated Financial Statements

                      Independent Auditors' Report                                   F-1

                      Consolidated Balance Sheets at June 30, 1998 and
                      1997                                                           F-2

                      Consolidated Statements of Income for Each of the Three
                      Years in the Period Ended June 30, 1998                        F-3

                      Consolidated Statements of Stockholders' Equity for Each
                      of the Three Years in the Period Ended June 30, 1998           F-4

                      Consolidated Statements of Cash Flows for Each of the
                      Three Years in the Period Ended June 30, 1998                  F-5

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

         10.2 1995 Stock Option Plan, including forms of Stock Option Agreements(8) and Amendment Nos. 1 (9) and 2 (10) thereto dated October 21, 1996 and September 19, 1997 (7)

         10.3 Employee Stock Purchase Plan(3) and Amendment No. 1 thereto dated July 17, 1992(4)(7)

         10.4 Day Runner Restated 401(k) Plan effective as of July 1, 1998 and Trust Agreement effective as of July 1, 1998 between the Registrant and New York Life Trust Company(7)

         10.5     1998 Officer Bonus Plan(7)(12)

         10.6     1999 Officer Bonus Plan(7)

         10.7 Officer Severance Plan effective as of February 28, 1993, including form of Employment Separation Agreement(11) and First Amendment thereto effective as of August 17, 1998(7)

         10.8     Credit  Agreement  dated as of  February  1, 1998  between the
                  Registrant  and  Wells  Fargo  Bank,   National   Association,
                  including Revolving Line of Credit Note(13)

         10.9 Triple Net Lease, as amended, effective as of March 22, 1991 between Catellus Development Corporation and the Registrant(3) and as amended by Lease Amendment dated June 29, 1992(10)

         10.10    Triple  Net  Lease  dated  July  28,  1992  between   Catellus
                  Development Corporation and the Registrant(11)

         10.11 Koll Business Center Lease dated September 7, 1994 between the Registrant and Koll Alton Plaza and Aetna Life Insurance Co.(14)

         10.12 Standard Commercial Lease Agreement dated as of July 31, 1996 between System Realty Nine, Inc. and the Registrant(15)

         10.13 Standard Commercial Lease Agreement dated as of October 1, 1997 between RDC Sales and the Registrant

         10.14 Standard Commercial Lease Agreement dated as of May 11, 1998 between GPM Real Property (7) Ltd. and Endow (7) Inc. and the Registrant

         10.15    Form of Warrant to purchase shares of the Registrant's  Common
                  Stock  issued  to  certain   directors  and  officers  of  the
                  Registrant(3) and Schedule of Warrants(7)

         10.16 Form of Warrant dated August 19, 1997 to purchase shares of the Registrant's Common Stock issued to certain officers of the Company and Schedule of Warrants(7)(16)

         10.17 Form of Stock Purchase Agreement dated August 27, 1997 and Schedule of Sellers(12)

         10.18 Form of Warrant dated April 20, 1998 to purchase shares of the Registrant's Common Stock issued to the non-employee directors of the Company and Schedule of Warrants(7)

         10.19 Consulting Agreement effective April 22, 1997 between the Registrant and Alan R. Rachlin(7)(17)

         10.20 Revolving Loan Agreement dated September 23, 1998 between the Registrant, Day Runner UK plc, Ultima Distribution Inc. and Wells Fargo Bank, National Association, including Revolving Line of Credit Note(18)

         21.1     Subsidiaries of the Registrant

         23.1     Consent of Deloitte & Touche LLP

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed or required to be filed by the Registrant during the fourth quarter of the fiscal year ended June 30, 1998.

(c)      Exhibits

         See the list of Exhibits under Item 14(a)3 of this Annual Report on Form 10-K.

(d)      Financial Statement Schedules

         See the list of Schedules under Item 14(a)2 of this Annual Report on Form 10-K.

- ------------------------

(1) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on May 15, 1998.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-19835) filed with the Commission on August 5, 1993.
(3) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-45391) filed with the Commission on January 30, 1992.
(4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-53422) filed with the Commission on October 15, 1992.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (Registration No. 0-19835) filed with the Commission on August 16, 1993.
(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-84036) filed with the Commission on September 15, 1994.
(7) Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Annual Report on Form 10-K.
(8) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-80819) filed with the Commission on December 22, 1995.
(9) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-20247) filed with the Commission on January 23, 1997.
(10) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-44627) filed with the Commission on January 21, 1998.
(11) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19835) filed with the Commission on March 31, 1993.
(12) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on November 13, 1997.
(13) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q(File No. 0-19835) filed with the Commission on February 17, 1998.
(14) Incorporated by reference to the Registrant's Transition Report on Form 10-K(File No. 0-19835) filed with the Commission on September 27, 1994.
(15) Incorporated by reference to the Registrant's Annual Report on Form 10-K(File No. 0-19835) filed with the Commission on September 27, 1996.
(16) Incorporated by reference to the Registrant's Annual Report on Form 10-K(File No. 0-19835) filed with the Commission on September 29, 1997.
(17) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on May 15, 1997.
(18) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-19835) filed with the Commission on September 24, 1998.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, California.

                                              DAY RUNNER, INC.



                                          By: /s/ James E. Freeman, Jr.
                                              --------------------------------
                                               James E. Freeman, Jr.
                                               Chief Executive Officer

Dated:   September  30, 1998

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                                           Title                                Date
           -------------                               -------------------------            -----------------------


         /s/ Mark A. Vidovich                          Chairman of the Board                  September  30, 1998
- ----------------------------------------
           Mark A. Vidovich


         /s/ James E. Freeman, Jr.
- -----------------------------------------              Chief Executive Officer                September 30, 1998
          James E. Freeman, Jr                         (Principal Executive Officer)
          .

         /s/ Dennis K. Marquardt                       Executive Vice President,               September 30, 1998
- ----------------------------------------               Finance & Administration and
          Dennis K. Marquardt                          Chief Financial Officer
                                                       (Principal Financial Officer
                                                       and Accounting Officer)

         /s/ James P. Higgins                          Director                                September 30, 1998
- ----------------------------------------
           James P. Higgins

3029, 1998
- ----------------------------------------
           Jill Tate Higgins




         /s/ Charles Miller                            Director                                September 30, 1998
 ----------------------------------------
           Charles Miller


         /s/ Alan R. Rachlin                           Director                                September 30, 1998
- ----------------------------------------
           Alan R. Rachlin


         /s/ Boyd I. Willat                            Director                                September 30, 1998
- ----------------------------------------
           Boyd I. Willat


         /s/ Felice Willat                             Director                                September 30, 1998
- ----------------------------------------
           Felice Willat



                          INDEPENDENT AUDITORS' REPORT


Day Runner, Inc.:

We have audited the accompanying consolidated balance sheets of Day Runner, Inc. and subsidiaries (the "Company") as of June 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Day Runner, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

/s/ DELOITTE & TOUCHE LLP

Los Angeles, CA
August   17, 1998
(September 25, 1998 as to Note 20)




                                           DAY RUNNER, INC. AND SUBSIDIARIES

                                              CONSOLIDATED BALANCE SHEETS

                                                 (Dollars in thousands)

                                                         ASSETS

                                                                                                June 30,
                                                                                          1998             1997
                                                                                        ---------         ------
Current assets:
    Cash and cash equivalents......................................................   $   2,923          $15,550
    Accounts receivable (less allowance for doubtful accounts and sales returns and other allowances of $9,942 and $8,664 at
       June 30, 1998 and 1997, respectively).......................................      32,542           22,303
    Inventories....................................................................      37,610           23,406
    Prepaid expenses and other current assets......................................       1,670            2,409
    Income taxes receivable........................................................       2,606
    Deferred income taxes..........................................................       7,218            6,386
                                                                                      ---------          -------
       Total current assets........................................................      84,569           70,054

Property and equipment, net .......................................................      11,888            8,688

Other assets (net of accumulated amortization of $196,000 at June 30, 1998)........       4,722              138
                                                                                      ---------          -------
Total assets.......................................................................   $101,179           $78,880
                                                                                      =========          =======


                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Lines of credit................................................................   $   2,716          $   452
    Accounts payable...............................................................       9,969            8,320
    Accrued expenses...............................................................      13,876            9,500
    Income taxes payable...........................................................                        1,049
    Current portion of capital lease obligations...................................          33               23
                                                                                      ---------          -------
       Total current liabilities...................................................      26,594           19,344
                                                                                      ---------          -------

Long-term liabilities:
    Capital lease obligations......................................................          53               52
                                                                                      ---------          -------

Commitments and contingencies

Stockholders' equity:
    Preferred stock (1,000,000 shares authorized; $0.001 par value, no shares issued or outstanding)
    Common stock (29,000,000  shares  authorized;  $0.001 par value;  13,677,386 shares issued and 11,955,598 outstanding at June 30, 1998;
      12,728,858 shares issued and 11,702,658 outstanding at June 30, 1997)........          14               13
    Additional paid-in capital.....................................................      34,445           23,752
    Retained earnings..............................................................      65,076           49,168
    Cumulative translation adjustment..............................................         102               92
    Treasury stock - At cost (1,721,788 and 1,026,200 shares, at June 30, 1998 and
      1997, respectively)..........................................................     (25,105)         (13,541)
                                                                                      ---------          --------
       Total stockholders' equity..................................................      74,532           59,484
                                                                                      ---------          -------
Total liabilities and stockholders' equity.........................................    $101,179          $78,880
                                                                                      =========          =======



                See accompanying notes to consolidated financial statements.
                                       F-2





                        DAY RUNNER, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)


                                                                        Years Ended June 30,
                                                                1998            1997            1996
                                                              ---------     ----------        --------

Net sales...................................................  $ 167,841      $ 127,376         $125,126
Cost of goods sold..........................................     80,663         60,452           59,920
                                                              ---------      ---------        ---------
Gross profit................................................     87,178         66,924           65,206
                                                              ---------      ---------        ---------
Operating expenses:
    Selling, marketing and distribution.....................     43,193         31,673           29,878
    General and administrative..............................     18,416         14,451           16,376
    Costs incurred in pursuing acquisitions.................                     1,451
                                                              ---------      ---------
       Total operating expenses.............................     61,609         47,575           46,254
                                                              ---------      ---------        ---------
Income from operations......................................     25,569         19,349           18,952
                                                              ---------      ---------        ---------
Interest (income) expense:
    Interest income.........................................       (390)        (1,431)            (823)
    Interest expense........................................        218            130              117
                                                              ---------      ---------        ---------
       Net interest income..................................       (172)        (1,301)            (706)
                                                              ---------      ---------        ---------
Income before provision for income taxes....................     25,741         20,650           19,658
Provision for income taxes..................................      9,833          8,102            7,840
                                                              ---------      ---------        ---------
Net income..................................................  $  15,908      $  12,548        $  11,818
                                                              =========      =========        =========

Earnings per common share:
       Basic................................................  $    1.38       $   1.01        $    0.95
                                                              =========       =========       =========
       Diluted..............................................  $    1.27       $   0.95        $    0.89
                                                              =========       =========       =========

Weighted average number of common shares outstanding:
       Basic................................................     11,533         12,432           12,468
                                                              =========      =========        =========
       Diluted..............................................     12,523         13,182           13,252
                                                              =========      =========        =========

                See accompanying notes to consolidated financial statements.





                        DAY RUNNER, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (Dollars in thousands)


                                                Number                        Additional               Cumulative
                                               of Shares        Common         Paid-In       Retained Translation  Treasury
                                               Outstanding      Stock          Capital       Earnings  Adjustment   Stock     Total
                                               -----------  --------------- ---------------- -------- ---------- ----------   ------

Balance, July 1, 1995.....................     12,251,594       $   12         $ 19,936      $ 24,802    $  37              $44,787
Exercise of options.........................      357,948                         1,475                                       1,475
Tax benefit of options......................                                      1,452                                       1,452
Cumulative translation adjustment ..........                                                               (34)                 (34)
Net income..................................                                                   11,818                        11,818
                                               ----------       ------         --------        ------    ------    -------- -------
Balance, June 30, 1996......................   12,609,542           12           22,863        36,620        3               59,498
Exercise of warrants........................       11,000                            22                                          22
Exercise of options.........................      108,316            1              660                                         661
Tax benefit of options......................                                        157                                         157
Compensation cost associated with
    warrant grant...........................                                         50                                          50
Cumulative translation adjustment...........                                                                 89                  89
Treasury stock..............................   (1,026,200)                                                       $(13,541)  (13,541)
Net income..................................                                                   12,548                        12,548
                                               ----------       -------        -----------    --------     ----- ---------  --------
Balance, June 30, 1997......................   11,702,658           13            23,752       49,168        92  ( 13,541)   59,484
Exercise of warrants........................      278,000                            673                                        673
Exercise of options.........................      670,528            1             4,579                                      4,580
Tax benefit of options......................                                       5,208                                      5,208
Compensation cost associated with
    warrant grant...........................                                         233                                        233
Cumulative translation adjustment...........                                                                 10                  10
Treasury stock..............................     (695,588)                                                        (11,564)  (11,564)
Net income..................................                                                   15,908                        15,908
                                               ----------        -------       ---------    ---------     ------ --------   --------
Balance, June 30, 1998......................   11,955,598        $  14         $  34,445    $  65,076     $ 102  $(25,105)  $74,532
                                               ==========        =====         =========    =========     =====  ========   ========










          See accompanying notes to consolidated financial statements.
                                      F-4





                        DAY RUNNER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                                        Years Ended June 30,
                                                                1998            1997            1996
                                                              ---------     ----------       -------
Cash flows from operating activities:
    Net income..............................................   $ 15,908      $ 12,548         $11,818
    Adjustments to reconcile net income to net cash provided
       by(used in) operating activities:
      Depreciation and amortization.........................      5,517         3,869           2,548
      Provision for losses on accounts receivable...........                      381             810
      Write-off of barter credits...........................                      200             520
      Utilization of barter credits.........................        100
      Compensation expense related to issuance of warrants..        233            50
      Deferred income tax benefit...........................       (832)       (1,186)            (26)
      Changes in operating assets and liabilities,
       net of effects from purchase
       of businesses:
         Accounts receivable................................     (8,100)       (1,220)         (2,884)
         Inventories  ......................................    (11,050)       (3,294)          6,543
         Prepaid expenses and other current assets..........        595          (689)            (87)
         Income taxes receivable............................      2,087         1,930          (1,930)
         Accounts payable...................................       (725)          225          (1,028)
         Accrued expenses...................................      3,755          (872)          3,606
         Income taxes payable...............................       (453)        1,206          (1,247)
                                                                --------      --------         -------
        Net cash provided by operating activities...........      7,035        13,148          18,643
                                                                --------      --------         -------
Cash flows from investing activities:
    Acquisition of property and equipment...................     (7,175)       (4,972)         (4,393)
Purchase of businesses......................................     (4,626)
    Other assets............................................       (110)            5              (8)
                                                                ---------    ----------       ----------
    Net cash used in investing activities...................    (11,911)       (4,967)          (4,401)
                                                                ---------    ----------       ----------

Cash flows from financing activities:
    Net borrowings under line of credit.....................       (338)          452
    Payment of long-term debt...............................       (990)                         (141)
    Payment of capital lease obligations....................        (58)          (13)            (23)
    Exercise of warrants....................................        673            22
Exercise of options.........................................      4,580           661           1,475
    Repurchase of common stock..............................    (11,564)      (13,541)
                                                                --------      --------
    Net cash (used in) provided by financing activities.....     (7,697)      (12,419)          1,311
                                                               --------      --------         -------

Effect of exchange rate changes on cash and cash equivalents        (54)           23             (57)
                                                               ---------     ---------       ---------
Net (decrease) increase in cash and cash equivalents........    (12,627)       (4,215)         15,496
Cash and cash equivalents, beginning of year................     15,550        19,765           4,269
                                                               ---------     --------        ---------

Cash and cash equivalents, end of year......................   $  2,923      $ 15,550         $19,765
                                                               ========      ========        =========




          See accompanying notes to consolidated financial statements.


                        DAY RUNNER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Day Runner, Inc. and subsidiaries (the "Company") is a developer, manufacturer and marketer of paper-based organizers for the retail market. The Company also develops, manufactures and markets a number of related organizing products, including telephone/address books, spiral dated goods, executive accessories, products for children and students, organizing and other wall boards and planners. A substantial portion of the Company's sales is to office products superstores, wholesalers and dealers and to mass market retailers throughout the United States and abroad. The Company grants credit to substantially all of its customers.

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

         FOREIGN CURRENCY TRANSLATION. Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date and, where appropriate, at historical rates of exchange. Income and expense accounts are translated at the weighted average rate in effect during the year. The aggregate effect of translating the financial statements of the foreign subsidiaries is included as a separate component of stockholders' equity. Foreign exchange gains (losses) were not significant during the years ended June 30, 1998, 1997 and 1996.

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

     PROPERTY AND DEPRECIATION. Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for over the estimated useful lives of the respective assets, using the straight-line method. Estimated useful lives range from three to seven years. Vehicles and equipment under capital leases and leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life of the asset or the life of the lease.

     OTHER ASSETS. Other assets consist primarily of goodwill and non-competition agreements that arose as a result of the Company's acquisitions during fiscal 1998. Goodwill is being amortized using the straight- line method over a period of 20 years, and the non-competition agreements are being amortized using the straight-line method over a period of five years.


     IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets are reviewed for impairment, based on cash flows undiscounted without interest charges, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment losses would be recognized if the carrying amount of the asset exceeds the fair value of the assets.

     INCOME TAXES. Deferred taxes are determined based on temporary differences between the financial reporting and income tax bases of assets and liabilities at the balance sheet date multiplied by the applicable tax rates.

     NET SALES. Revenue is recognized upon shipment of product to the customer, with appropriate allowances for estimated returns, rebates and other allowances.

     SIGNIFICANT CUSTOMERS. In 1998, sales to four customers accounted for 28%, 16%, 15% and 14% of the Company's sales. In 1997, sales to four customers accounted for 25%, 15%, 14% and 11% of the Company's sales. In 1996, sales to three customers accounted for 17%, 15% and 12% of the Company's sales.

     NEW ACCOUNTING STANDARDS. In June 1997, the Financial Accounting Standards Board (the "Board") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about
Segments of an Enterprise and Related Information. These statements are effective for financial statements issued for periods beginning after December 15, 1997. In June 1998, the Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for financial statements issued for periods beginning after June 15, 1999. The Company is evaluating what, if any, additional disclosures may be required upon implementation of SFAS Nos. 130, 131 and 133.

     RECLASSIFICATIONS. Certain reclassifications were made to the prior year financial statements to conform to the current presentation.

2.       INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis. Inventories consist of the following (in thousands):

                                                              June 30,
                                                         1998           1997
                                                       ---------      ---------
                     Raw materials.................   $  14,087        $ 10,204
                     Work in process...............         831             426
                     Finished goods................      22,692          12,776
                                                      ---------        --------
                              Total................   $  37,610        $ 23,406
                                                      =========        ========

3.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                                                              June 30,
                                                                       1998             1997
                                                                     --------        -------
                     Displays.....................................   $  9,003        $   6,094
                     Data processing equipment and software.......      8,913            5,863
                     Machinery and equipment......................      6,577            4,222
                     Leasehold improvements.......................      2,229            1,838
                     Vehicles.....................................        250              214
                                                                     --------        ---------
                             Total................................     26,972           18,231
                     Accumulated depreciation and amortization....    (15,084)          (9,543)
                                                                     --------        ---------
                     Property and equipment - net.................   $ 11,888        $   8,688
                                                                     ========        =========

4.       ACCRUED EXPENSES

        Accrued expenses consist of the following (in thousands):

                                                                             June 30,
                                                                       1998             1997
                                                                     --------        -------
                     Accrued sales and promotion costs........       $  7,473        $   5,223
                     Accrued payroll and related costs........          2,955            2,128
                     Other....................................          3,448            2,149
                                                                     --------        ---------
                             Total............................       $ 13,876        $   9,500

                                                                      ========        =========

5.       LINES OF CREDIT

     Effective February 1, 1998, the Company entered into a credit agreement with a bank to allow the Company to borrow up to $15,000,000 under a line of credit through February 1, 2000 and open commercial or standby letters of credit up to $10,000,000, with the aggregate of borrowings and letters of credit not to exceed $15,000,000. Commercial letters of credit shall be issued for a term not to exceed 180 days, provided, however, that no letters of credit shall have an expiration date subsequent to May 1, 2000. At June 30, 1998, the Company had $1,253,000 outstanding under this line of credit and had outstanding letters of credit totaling approximately $1,050,000.

     Under this new credit agreement, borrowings bear interest at the Company's election either at the bank's prime rate (8.50% at June 30, 1998) less certain margins, which range from .50% to 1.00%, or at LIBOR (5.66% at June 30, 1998) plus certain margins, which range from .75% to 1.25%, with the margins dependent upon the Company's meeting certain funded debt-to-EBITDA ratios. The credit agreement requires the Company to: maintain a current ratio of not less than
1.50 to 1.00, maintain tangible net worth of not less than $45,000,000, and maintain a funded debt-to-EBITDA ratio of less than 1.50 to 1.00. The Company also is required to obtain the bank's approval to declare or pay dividends in excess of $200,000 (See Note 20).

     Each of the Company's two Canadian subsidiaries has a credit agreement with a Canadian bank. The aggregate borrowings under these lines of credit, which are guaranteed by the Company and are used for working capital by these subsidiaries, may not exceed Canadian $3,000,000 (approximately US $2,039,000), bear interest at the bank's prime rate (6.50% at June 30, 1998) and are due and payable on demand. At June 30, 1998, approximately Canadian $2,155,000 (approximately US $1,463,000) was outstanding under these lines of credit. These borrowings were collateralized by substantially all of the two Canadian subsidiaries' assets (See Note 20).

     Total borrowings under the credit agreement and the two Canadian credit agreements bore interest at an average interest rate of 7.00% and 8.50% for the years ended June 30, 1998 and 1997, respectively. The Company had no borrowings outstanding under its lines of credit during the year ended June 30, 1996.

6.       LEASES

     The Company has four noncancelable operating leases for its principal operating facilities and its corporate headquarters. The leases expire through 2005. The leases include renewal options that, if exercised, would extend the lease terms through 2011, and the leases provide for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index, subject to certain minimum increases. The Company also has entered into leases for certain production, warehouse, computer and office equipment under noncancelable operating leases that expire through August 2002.

     The Company also leases certain vehicles and equipment under agreements that meet the criteria for classification as capital leases. Future minimum lease payments under these capital leases, and the future minimum lease payments under the operating leases at June 30, 1998, are summarized as follows (in thousands):

                                                                    Capital         Operating
       Years Ending June 30,                                        Leases           Leases
       ---------------------                                      ---------       ---------
       1999....................................................   $      33         $  4,525
       2000....................................................          24            3,626
       2001....................................................          12            3,014
       2002....................................................          13            1,478
       2003....................................................           4            1,137
       Thereafter..............................................                          836
                                                                  ---------         --------
       Total minimum lease payments............................          86         $ 14,616
                                                                                    ========
       Less current portion of capital lease obligations.......          33
                                                                  ---------
       Long-term portion of capital lease obligations..........   $      53
                                                                  =========


     Included in property and equipment at June 30, 1998 and 1997 are vehicles and equipment under capital leases with a cost of $157,000 and $88,000 and accumulated depreciation of $47,000 and $43,000, respectively.

     Rent expense was $4,025,000, $3,841,000 and $3,927,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

7.      INCOME TAXES

         The components of income before provision for income taxes were (in thousands):

                                                            Years Ended June 30,
                                                     1998          1997          1996
                                                   ----------    ---------   --------
          United States.........................    $  22,856    $  18,765    $  18,029
          Other.................................        2,885        1,885        1,629
                                                    ---------    ---------    ---------
             Total..............................    $  25,741    $  20,650    $  19,658
                                                    =========    =========    =========


         The  provision   for  income  taxes   consists  of  the  following  (in
thousands):

                                                            Years Ended June 30,
                                                     1998         1997           1996
                                                   ----------   ---------     -------
        Current:
          Federal...............................    $   8,565    $   7,076    $   6,051
          State.................................        1,477        1,825        1,473
          Foreign...............................          623          387          342
                                                    ---------    ---------    ---------
        Total current...........................       10,665        9,288        7,866
                                                    ---------    ---------    ---------
        Deferred:
          Federal...............................         (920)        (961)         (37)
          State.................................           88         (225)          11
                                                    ---------    ---------    ---------
        Total deferred..........................         (832)      (1,186)         (26)
                                                    ---------    ---------    ---------
        Total provision for income taxes........    $   9,833    $   8,102    $   7,840
                                                    =========    =========    =========

         Differences between the total income tax provision and the amount computed by applying the statutory federal income tax rate to income before provision for income taxes are as follows (in thousands):

                                                            Years Ended June 30,
                                                     1998          1997          1996
                                                   ----------   -----------   -------
        Computed tax expense using the
          statutory federal income tax rate.....    $   9,009    $   7,228    $   6,880
        Increase (decrease) in taxes arising from:
          State taxes, net of federal benefit...          769        1,000          980
          Foreign earnings taxed at other
            than federal statutory rate.........         (387)        (273)        (229)
          Other.................................          442          147          209
                                                    ---------    ---------    ---------
          Total.................................    $   9,833    $   8,102    $   7,840
                                                    =========    =========    =========

        Effective income tax rate...............           38%          39%          40%
                                                    =========    =========    =========

           Total deferred tax assets and deferred tax liabilities consist of the following (in thousands):

                                                                                  June 30,
                                                                         1998                1997
                                                                   ----------------    ----------

          Allowance for sales returns............................     $ 2,918             $  2,490
          Inventory obsolescence reserve.........................       1,220                1,394
          Allowance for doubtful accounts........................       1,074                1,147
          State taxes............................................         615                  615
          Sales programs.........................................         608                  374
          Other deferred tax assets..............................       1,368                1,117
                                                                       ------             --------
          Total deferred tax assets..............................       7,803                7,137
          Deferred tax liabilities...............................        (585)                (751)
                                                                       -------            --------
          Total..................................................      $7,218             $  6,386
                                                                       =======            ========

         Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $4,153,000 at June 30, 1998. The additional taxes payable on the earnings of foreign subsidiaries, if remitted, would be offset by U.S. tax credits for foreign taxes paid.

8.       EARNINGS PER SHARE

     The Company adopted SFAS No. 128, Earnings Per Share, which requires the Company to present basic and diluted earnings per share on the face of the income statement. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. The following reconciles the numerator and denominator of the basic and diluted per share computations for net income (in thousands, except per share amounts):

                                                                    Years Ended June 30,
                                               1998                        1997                        1996
                                          ------------                 -------------               ----------

Net Income                                 $   15,908                  $    12,548                 $   11,818
                                           ==========                  =============               ==========

Basic Weighted Average Shares
   Weighted average number of
     common shares outstanding                 11,533                       12,432                     12,468

Effect of Dilutive Securities
   Additional shares from the assumed
     exercise of options and warrants           3,093                        2,757                      2,295
Shares assumed to be repurchased
     under the treasury stock method           (2,103)                      (2,007)                    (1,511)
                                           ----------                  -----------                 ----------

Diluted Weighted Average Shares
   Weighted average number of
     common shares outstanding and
     common share equivalents                  12,523                       13,182                     13,252
                                           ==========                  ===========                 ==========

Basic                                      $     1.38                   $     1.01                 $     0.95
                                           ==========                   ==========                  ==========

Diluted                                    $     1.27                  $      0.95                 $     0.89
                                           ==========                  ===========                  ==========

9.       STOCK OPTION PLANS

         Under the Company's 1995 Stock Option Plan (the "Plan"), an aggregate of 1,550,000 shares of common stock is reserved for issuance to key employees, including officers and directors, and consultants of the Company. Both incentive stock options and nonstatutory stock options are authorized for issuance under the Plan. The terms of the options are determined at the time of grant. Pursuant to the Plan, the per share option price of incentive stock options may not be less than the fair market value of a share of common stock at the date of grant, and no options may be granted after December 2005. The outstanding options typically become exercisable over a period of five years from the date of issuance and have terms of up to ten years.

         The Company also authorized the issuance of up to 3,450,000 shares of the Company's common stock under its Amended and Restated 1986 Stock Option Plan. Such options typically become exercisable ratably over a period of five years from the date of issuance and have terms of six to ten years. As of June 30, 1998, options covering 2,406,564 shares have been exercised and options covering 1,027,186 shares remain outstanding. No additional options will be granted under this plan.

         During the years ended June 30, 1998, 1997 and 1996, certain officers and employees exercised options to purchase an additional 651,414, 74,300 and 328,050 shares, respectively, of the Company's common stock for an aggregate of $4,278,000, $381,000 and $1,214,000, respectively (see Note 10).

         In connection with the exercise of nonstatutory stock options and the sale of shares purchased pursuant to incentive stock options, the Company realized a reduction in its current tax liability during the years ended June 30, 1998, 1997 and 1996. This reduction totaled $5,208,000, $157,000 and
$1,452,000, respectively, and was credited to additional paid-in capital.



                  A summary of option activity is as follows:

                                                                        Weighted                      Weighted
                                                                         Average                       Average
                                                        Number of       Exercise       Options         Exercise
                                                         Options          Price      Exercisable        Price
                                                         -------          -----      -----------        -----
             Outstanding, July 1, 1995...........      1,733,450        $   5.96
                Granted..........................        336,750            8.38
                Exercised........................       (328,050)           3.69
                Cancelled........................        (10,000)           7.65
                                                    ------------
             Outstanding, June 30, 1996..........      1,732,150            6.85        753,774      $  6.22
                Granted..........................        465,000           13.00
                Exercised........................        (74,300)           5.13
                Cancelled........................        (31,250)          11.96
                                                    ------------
             Outstanding, June 30, 1997..........      2,091,600            8.20      1,102,314         6.90
                Granted..........................        565,000           17.10
                Exercised........................       (651,414)           6.57
                                                    ------------
             Outstanding, June 30, 1998..........      2,005,186           11.24        933,648         8.61
                                                    ============

         At June 30, 1998, the range of option prices for shares under options and the weighted average remaining contractual life is as follows:

                                                      Options Outstanding                Options Exercisable
                                                      -------------------                -------------------
                                                                        Weighted
                                                          Weighted     Average                       Weighted
                                                           Average      Remaining                    Average
                                            Number of      Exercise   Contractual        Number      Exercise
        Range of Option Exercise Price         Options       Price        Life         Exercisable     Price
        ------------------------------      ------------   --------   ------------     -----------   --------
               $ 5.13 - $8.38                  818,636     $  6.69          5.80         601,098     $   6.32
                 9.75 - 13.00                  623,550       11.91          7.42         253,050        11.41
                16.88 - 20.63                  563,000       17.10          9.16          79,500        17.00

         The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for stock option awards. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans as required by SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per common and common equivalent shares would have been reduced to the pro forma amounts indicated below:






                                                                             Years Ended June 30,
                                                                      1998          1997             1996
                                                                  ----------      ----------     --------
                  As reported                                     $  15,908       $   12,548     $  11,818
                  Pro forma                                       $  12,617       $   11,094     $  11,294

      Earnings per common and common equivalent shares:
                  As reported:
                          Basic                                   $   1.38        $    1.01      $    0.95
                          Diluted                                 $   1.27        $    0.95      $    0.89

                  Pro forma:
                          Basic                                   $   1.09        $    0.89      $    0.91
                          Diluted                                 $   1.01        $    0.84      $    0.85

         The fair values of the options granted under the plans during 1998, 1997 and 1996 were estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of the options at the date of grant were $9.03, $14.53 and $10.10, during fiscal 1998, 1997 and 1996, respectively. The following weighted average assumptions for 1998, 1997 and 1996, respectively, were used: no dividend yield; volatility of 57.21%, 53.28% and 56.26%; risk-free interest rates of 5.24% to 6.21%, 5.41% to 6.95% and 5.69%
to 6.40%; and expected option lives of one to four years for all periods. Pro forma compensation cost of options granted under the Employee Stock Purchase Plan is measured based on the discount from market value (see Note 10).

         On August 17, 1998, the Company issued options to key employees to purchase 375,000 shares of the Company's common stock at $18.75 per share. The options vest over a period of five years and expire in 2008.

10.      EMPLOYEE STOCK PURCHASE PLAN

         During 1992, the Company adopted an Employee Stock Purchase Plan under which 350,000 shares of common stock were authorized for issuance to employees. Under the plan, eligible employees may purchase, through payroll deductions withheld during an offering period, an amount of common stock not to exceed approximately 5% of the employee's annual compensation. The purchase price per share is the lower of 85% of the fair market value of a share of common stock on the first day of the offering period or on the last day of the offering period. There are two offering periods during each year. During the years ended June 30, 1998, 1997 and 1996, employees purchased an aggregate of 19,114, 34,016 and 29,898 shares of common stock for $302,000, $280,000 and $261,000, respectively, under this plan. These amounts are included in the amounts shown for exercise of options on the consolidated statements of stockholders' equity (see Note 9).

11.      WARRANTS

         During the years ended June 30, 1998, 1997 and 1996, the Board of Directors approved the issuance of warrants to purchase an aggregate of 565,000 shares of the Company's common stock. Such warrants are exercisable at prices ranging from $9.50 to $20.625 per share, vest over periods up to 48 months and expire at various times through April 2008.

         During fiscal 1998 and 1997, certain directors exercised warrants to purchase 278,000 and 11,000 shares, respectively, of the Company's common stock for an aggregate of $673,000 and $22,000, respectively. No warrants were exercised during the year ended June 30, 1996.

         Included in the issuance of warrants to purchase 565,000 aggregate shares of the Company's common stock is a warrant to purchase 50,000 shares that was issued to a director under the terms of a consulting agreement during fiscal 1997. Such issuance was accounted for under SFAS No. 123 using the Black-Scholes option pricing model, which resulted in the recording of $233,000 and $50,000 in compensation cost during the years ended June 30, 1998 and 1997, respectively.

         A summary of warrant activity is as follows:

                                                                        Weighted                       Weighted
                                                                         Average                       Average
                                                        Number of       Exercise       Options        Exercise
                                                        Warrants          Price      Exercisable        Price
                                                        --------          -----      -----------        -----
             Outstanding, July 1, 1995...........        427,000        $   3.84
                Granted..........................         50,000            9.50
                                                    ------------
             Outstanding, June 30, 1996..........        477,000            4.44        449,916         $4.13
                Granted..........................        300,000           11.95
                Exercised........................        (11,000)           2.00
                                                    ------------
             Outstanding, June 30, 1997..........        766,000            7.42        493,082          4.91
                Granted..........................        215,000           17.31
                Exercised........................       (278,000)           2.42
                                                    ------------
             Outstanding, June 30, 1998..........        703,000           12.42        482,166         12.20
                                                    ============

         At June 30, 1998, the range of warrant prices for shares under warrants and the weighted average remaining contractual life is as follows:

                                                     Warrants Outstanding              Warrants Exercisable
                                                     --------------------              --------------------
                                                                        Weighted
                                                          Weighted      Average                      Weighted
                                                           Average     Remaining                      Average
                                            Number of      Exercise   Contractual        Number       Exercise
        Range of Warrant Exercise Price       Warrants       Price        Life         Exercisable      Price
        -------------------------------       ----------   --------   ------------     -----------  ---------
                 $ 6.00 - 9.50                 200,000     $  7.81          5.83         200,000     $   7.81
                  11.78 - 12.81                288,000       11.96          6.01          92,166        12.11
                  16.88 - 20.63                215,000       17.31          9.22         190,000        16.88


12.      STOCK SPLIT

         At a Special Meeting of the Company's stockholders held on March 17, 1998, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to (i) effect a two-for-one split of each of the outstanding shares of common stock of the Company and (ii) increase the number of authorized shares of all classes of stock of the Company from 15,000,000 to 30,000,000, consisting of 29,000,000 shares of common stock, $0.001 par value per share, and 1,000,000 shares of preferred stock, $0.001 par value per share. Both actions were effective March 18, 1998. All share and per share data has been retroactively restated to reflect the two-for-one stock split.

13.      TREASURY STOCK

         In fiscal 1997, the Board of Directors authorized the purchase of up to 1,200,000 shares of the Company's common stock, which may be used to meet the Company's common stock requirements for its stock benefit plans. In fiscal 1998, the Board of Directors increased the number of shares of common stock that the Company is authorized to repurchase under this plan by 200,000 shares and authorized the purchase of up to 720,000 shares of the Company's common stock from officers and directors. During fiscal 1998 and 1997, the Company repurchased 695,588 and 1,026,200 shares, respectively, at an average per share cost of $16.625 and $13.195, respectively. All the shares repurchased in fiscal 1998 were from officers and directors at a per share cost equal to the closing price of the stock on the day of the repurchase.

14.      ACQUISITIONS

         On July 29, 1997, the Company purchased the stock of Ultima Distribution Inc. ("Ultima"), which was the distributor of the Company's products in Canada, for approximately $130,000. The Company also entered into non-competition agreements with certain of Ultima's former stockholders. In addition, contingent payments may be paid over the two years following the acquisition based on Ultima's operating performance during that period.

         On October 1, 1997, the Company purchased substantially all the operating assets of Ram Manufacturing, Inc. ("Ram"), an Arkansas based developer, manufacturer and marketer of wall boards. The purchase price was approximately $2,400,000, of which approximately $1,950,000 had been paid as of June 30, 1998. The Company also assumed certain liabilities totaling approximately $3,000,000. In addition, contingent payments may be paid over the three years following the acquisition based upon Ram's operating performance during that period. The owner of Ram, who now works for the Company, entered into a non-competition agreement with the Company.

         On February 1, 1998, the Company purchased the stock of Timeposters Inc. ("Timeposters"), a Canadian developer, manufacturer and marketer of planning and presentation products, including flexible planners, planning boards, other wall boards and easels, and entered into certain non-competition agreements with the founders, who continue to work for Timeposters. The purchase price was approximately $2,546,000. In addition, contingent payments may be paid over the two years following the acquisition based on Timeposters' operating performance during that period.

         The following table presents summarized unaudited pro forma operating results assuming that the Company had acquired these three companies on July 1, 1996 (in thousands, except per share amounts):

                                                        Years Ended June 30,
                                                      1998             1997
                                                 -------------       -----------

Net Sales                                        $  172,168           $  138,475
Income from opera                                $   25,667           $   19,616
Net income                                       $   15,959           $   12,574
Earnings per share
     Basic                                       $     1.38           $     1.01
     Diluted                                     $     1.27           $     0.95
Weighted average shares outstanding:
     Basic                                           11,533               12,432
     Diluted                                         12,523               13,182

15.      OTHER TRANSACTIONS

         During 1995 and 1993, the Company entered into barter agreements whereby it delivered $132,000 and $1,098,000, respectively, of its inventory in exchange for future advertising credits and other items. The credits, which expire in October 1999, are valued at the lower of the Company's cost or market value of the inventory transferred. The Company has recorded barter credits of $15,000 and $36,000 in prepaid expenses and other current assets at June 30, 1998 and 1997, respectively. At June 30, 1997, other assets include $79,000 of such credits. No amounts were included in other assets at June 30, 1998. Under the terms of the agreement, the Company is required to pay cash equal to a negotiated amount of the bartered advertising, or other items, and use the barter credits to pay the balance. These credits are charged to expense as they are used. During the year ended June 30, 1998, approximately $100,000 was charged to expense for barter credits used. No amounts were charged to expense for barter credits used during the years ended June 30, 1997 and 1996.

         The Company assesses the recoverability of barter credits periodically. Factors considered in evaluating the recoverability include management's plans with respect to advertising and other expenditures for which barter credits can be used. Any impairment losses are charged to operations as they are determinable. During the years ended June 30, 1997 and 1996, the Company charged $200,000 and $520,000, respectively, to operations for such impairment losses. No such impairment losses were charged to operations during the year ended June 30, 1998.

16.     PROFIT-SHARING AND BONUS PLANS

         In January 1991, the Company established a 401(k) profit-sharing plan in which eligible employees may contribute up to 15% of their eligible earnings. The Company may contribute to the plan at the discretion of the Board of Directors, subject to applicable regulations. In the years ended June 30, 1998, 1997 and 1996, the Board elected to contribute an amount equal to 25% of the first 6% of eligible earnings. Participants vest in the Company's contributions at a rate of 20% after two years of plan participation and 20% each year thereafter until fully vested.

         During the years ended June 30, 1998, 1997 and 1996, the Company's matching contributions were $156,000, $133,000 and, $128,000, respectively.

         The Company has an executive bonus plan and incentive compensation arrangements for key employees based on an earnings formula. Compensation expense recorded under these plans was $628,000 and $1,120,000 during the years ended June 30, 1998 and 1996, respectively. No amounts were recorded under these plans during the year ended June 30, 1997.

17.      OPERATIONS IN FOREIGN COUNTRIES

         The following is a summary of the financial activity of the Company by geographical area (in thousands):

                                                                  Year Ended June 30, 1998
                                             United States           Other         Eliminations            Total
                                             -------------           -----         ------------            -----

Net sales to unaffiliated entities           $     152,938         $  14,903                             $ 167,841
Transfers between geographic areas                   2,348             2,125          $   (4,473)
                                             -------------         ---------          -----------        ----------
Net sales                                    $     155,286         $  17,028          $   (4,473)        $  167,841
                                             =============         =========          ===========        ==========

Income from operations                       $      31,883         $   2,671          $   (8,985)        $   25,569
                                             =============         =========          ===========        ==========

Identifiable assets                          $      88,818         $  13,096          $     (735)        $  101,179
                                             =============         =========          ===========        ==========



                                                                      Year Ended June 30, 1997
                                             United States           Other         Eliminations            Total
                                             -------------           -----         ------------            -----


Net sales to unaffiliated entities           $     122,618         $   4,758                             $  127,376
Transfers between geographic areas                     490             1,621          $   (2,111)
                                             -------------         ---------          ----------         ----------
Net sales                                    $     123,108         $   6,379          $   (2,111)        $  127,376
                                             =============         =========          ==========         ==========

Income from operations                       $      23,927         $   1,834          $   (6,412)        $   19,349
                                             =============         =========          ==========         ==========

Identifiable assets                          $      74,050         $   4,968          $     (138)        $   78,880
                                             =============         =========          ==========         ==========


                                                                  Year Ended June 30, 1996
                                             United States           Other         Eliminations            Total


Net sales to unaffiliated entities           $     120,519         $   4,607                             $  125,126
Transfers between geographic areas                     443             1,302          $   (1,745)
                                             -------------         ---------          ----------
Net sales                                    $     120,962         $   5,909          $   (1,745)        $  125,126
                                             =============         =========          ==========         ==========

Income from operations                       $      22,022         $   1,675          $   (4,745)        $   18,952
                                             =============         =========          ===========        ==========

Identifiable assets                          $      73,940         $   4,061          $      (70)        $   77,931

                                              =============         =========          ==========         ==========

18.      CONTINGENCIES

         In the normal course of business, the Company and certain of its subsidiaries are defendants in various lawsuits. After consultation with counsel, management is of the opinion that these various lawsuits, individually or in the aggregate, will not have a materially adverse effect on the consolidated financial statements.

19.      SUPPLEMENTAL CASH FLOW INFORMATION

         Disclosure of cash flow information (in thousands):

                                                     Years Ended June 30,
                                           1998            1997            1996
                                        ------------    -----------     --------
   Cash paid during the period for:
     Interest.......................      $    91        $  130          $    24
     Income taxes...................      $ 8,862        $6,026          $ 9,988

          In fiscal 1998, the Company purchased all of the capital stock of Ultima Distribution Inc. and Timeposters Inc. The Company also purchased certain of the assets of Ram Manufacturing, Inc. In conjunction with these acquisitions, net cash expended was as follows (in thousands) (see Note 14):


         Fair value of assets acquired                              $  (11,809)
         Liabilities assumed                                             7,183
                                                                     ---------
         Cash paid                                                  $   (4,626)
                                                                    ==========
                                      F-12

         Disclosure of noncash investing and financing activities:

         Capital lease obligations totaling $88,000 were incurred in 1997 when the Company entered into leases to acquire certain vehicles.

         The Company realized a reduction in its current tax liability during 1998, 1997 and 1996 in the amount of $5,208,000, $157,000 and $1,452,000, respectively. Such amounts were credited to additional paid-in capital (see Note
9).

20.       SUBSEQUENT EVENTS

         On September 15, 1998, the Board of Directors of the Company approved the Non-Employee Director Stock Option Plan. Under this plan, an aggregate of 150,000 shares of common stock is reserved for issuance to members of the Board of Directors who are not employees of the Company. In accordance with the plan, the per share option price must equal the fair market value of a share of common stock at the date of grant. The outstanding options become exercisable over a period of one year from the date of issuance and have terms of 10 years. The plan is subject to final approval by the stockholders of the Company.

         On September 23, 1998, the Company entered into a Revolving Loan Agreement (the "Loan Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). The Loan Agreement provides for borrowings through September 30, 2005 (the "Maturity Date"). Borrowings will bear interest either at fixed rates based on the higher of the bank's prime rate and the Federal Funds Rate published by the Federal Reserve Bank of New York or at floating rates calculated by reference to the interest rates at which the bank offers deposits in U.S. dollars in amounts approximately equal to the amount of the relevant Loan and for a period of time comparable to the number of days the relevant Loan will remain outstanding, together with a margin. The maximum amount that may be outstanding under the Loan Agreement is $160,000,000 through December 31, 2000. Thereafter, the maximum amount of borrowings that may be outstanding under the Loan Agreement is reduced by $20,000,000 in calendar 2001 and by $10,000,000 in each of the following calendar years up to the Maturity Date. Under the terms of the Loan Agreement, the Company will pay the Wells Fargo $1.2 million plus an unused commitment fee during the term of the Loan Agreement. The Company will also pay legal, accounting and other fees and expenses in connection with the Loan Agreement.

         On September 24, 1998, the Company announced a cash offer for Filofax Group plc ("Filofax"), a UK-based company traded on the London Stock Exchange. The offer was for (pound)2.00 (approximately US $3.36) per share pursuant to a tender offer for all of the outstanding ordinary shares of stock of Filofax. The offer was not recommended by Filofax's Board of Directors.

         On September 25, 1998, the Company announced it had reached agreement with the Board of Directors of Filofax on the terms of a recommended cash tender offer (the "Recommended Offer"). The Recommended Offer was for (pound)2.10 (approximately US $3.53) per share for all of the outstanding ordinary shares of Filofax for a total purchase price of approximately (pound)50,300,000
(approximately US $84,500,000). The proposed acquisition of Filofax (the "Proposed Acquisition of Filofax") will be funded by bank debt pursuant to the Loan Agreement. In this discussion all exchange rate conversions between the U.S. dollar and the UK pound sterling were based on an exchange rate of 1.68, which was the exchange rate on September 23, 1998.

         Consummation of the Company's Proposed Acquisition of Filofax is subject to, among other things, the tender of at least the majority of shares by Filofax's stockholders, regulatory approvals and the satisfaction or waiver of various other conditions. There can be no assurance at this time that the Proposed Acquisition of Filofax will be completed.

                                      F-13


                          INDEPENDENT AUDITORS' REPORT
Day Runner, Inc.:

We have audited the consolidated financial statements of Day Runner, Inc. and its subsidiaries as of June 30, 1998 and 1997, and for each of the three years in the period ended June 30, 1998, and have issued our report thereon dated August 17, 1998 (September 25, 1998 as to Note 20); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Day Runner, Inc. and its subsidiaries, listed in Item 14(a)2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
August 17, 1998



                                             DAY RUNNER, INC. AND SUBSIDIARIES

                                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                 (Dollars in thousands)



                                                Balance at                                                Balance at
                                                 June 30,             Charged to                           June 30,
Classification                                     1997               Operations         Deductions          1998
- --------------                               ----------------         ----------         ----------       ---------

Allowance for doubtful accounts............      $2,682                 $     76         $  2,606
Allowance for sales returns................       5,982                 $  9,799            8,445             7,336
Reserve for obsolete inventory.............       3,259                      898            1,105             3,052

                                                Balance at                                                Balance at
                                                 June 30,             Charged to                           June 30,
Classification                                     1996               Operations         Deductions          1997
- --------------                               ----------------         ----------         ----------       ---------

Allowance for doubtful accounts............      $2,358                 $    381        $      57        $    2,682
Allowance for sales returns................       5,016                   13,883           12,917             5,982
Reserve for obsolete inventory.............       3,473                    1,267            1,481             3,259

                                                Balance at                                                Balance at
                                                 June 30,             Charged to                           June 30,
Classification                                     1995               Operations         Deductions          1996
- --------------                               ----------------         ----------         ----------       ---------

Allowance for doubtful accounts............      $1,671                $     810          $   123           $ 2,358
Allowance for sales returns................       5,461                    8,221            8,666             5,016
Reserve for obsolete inventory.............       3,214                    2,754            2,495             3,473





                                                     EXHIBIT INDEX


Exhibit
Number                     Description

    10.4 Day Runner Restated 401(K) Plan effective as of July 1, 1998 and Trust Agreement effective as of July 1, 1998 between the Registrant and New York Life Trust Company

    10.6                   1999 Officer Bonus Plan

    10.7 First Amendment to Officer Severance Plan effective as of August 17, 1998

   10.13 Standard Commercial Lease Agreement dated as of October 1, 1997 between RDC Sales and the Registrant

   10.14 Standard Commercial Lease Agreement dated as of May 11, 1998 between GPM Real Property (7)
                           Ltd. and Endow (7) Inc. and the Registrant

   10.15                   Schedule of Warrants

   10.18 Form of Warrant dated April 20, 1998 to purchase shares of the Registrant's Common Stock issued to the non-employee directors of the Company and Schedule of Warrants

   21.1                    Subsidiaries of the Registrant

   23.1                    Consent of  Deloitte & Touche LLP

   27.1                    Financial Data Schedule