Form 10-Q
period 1998-09-30
DAY RUNNER INC
filed 1998-11-13
CIK 853102

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   (Mark One)
          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

                                  Yes |X| No|_|

         Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date:

          Class                Number of Shares Outstanding at  November 9, 1998
-----------------------------  -------------------------------------------------
Common Stock, $0.001 par value              11,880,098







                                DAY RUNNER, INC.

                                      INDEX


                                                                                                            Page Reference

COVER PAGE.......................................................................................             1

INDEX    ........................................................................................             2

PART I -- FINANCIAL INFORMATION

         Item 1.     Consolidated Financial Statements

                     Consolidated Balance Sheets
                       September 30, 1998 and June 30, 1998......................................             3

                     Consolidated Statements of Income
                       Three Months Ended September 30, 1998 and 1997............................             4

                     Consolidated Statements of Cash Flows
                       Three Months Ended September 30, 1998 and 1997............................             5

                     Notes to Consolidated Financial Statements..................................             6

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations...............................            10

PART II -- OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K............................................            15

SIGNATURES.......................................................................................            17

PART I -- FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements.

                        DAY RUNNER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)


                                     ASSETS
                                                                                        September 30,      June 30,
                                                                                           1998            1998
                                                                                        -------------    ------------
Current assets:
     Cash and cash equivalents.......................................................    $   1,449        $   2,923
     Accounts receivable (net of allowances for doubtful accounts and sales returns and other allowances of $8,098 and $9,942 at September 30, 1998 and
          June 30, 1998, respectively)...............................................       34,373           32,542
     Inventories.....................................................................       41,665           37,610
     Prepaid expenses and other current assets.......................................        3,418            1,670
     Income taxes receivable.........................................................                         2,606
     Deferred income taxes...........................................................        7,218            7,218
                                                                                         ---------        ---------
          Total current assets.......................................................       88,123           84,569
Property and equipment -- net........................................................       13,857           11,888
Investment in Filofax................................................................        4,794
Other assets (net of accumulated amortization of $286 and $196 at September 30,
     1998 and June 30, 1998, respectively)...........................................        4,826            4,722
                                                                                         ---------        ---------
Total assets.........................................................................    $ 111,600        $ 101,179
                                                                                         =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Lines of credit.................................................................     $  1,943        $   2,716
     Accounts payable................................................................       11,913            9,969
     Accrued expenses................................................................       18,804           13,876
     Income taxes payable............................................................          355
     Current portion of capital lease obligations and long-term debt.................           24               33
                                                                                         ---------        ---------
          Total current liabilities..................................................       33,039           26,594
                                                                                         ---------        ---------
Long-term liabilities:
     Capital lease obligations.......................................................            6               53
                                                                                         ---------        ---------
Stockholders' equity:
     Preferred stock (1,000,000 shares authorized, $0.001 par value; no shares issued or outstanding).............................................................
     Common stock (29,000,000  shares authorized,  $0.001 par value;  13,677,886 and 13,677,386 issued and 11,880,098 and 11,955,598  outstanding at
         September 30, 1998 and June 30, 1998, respectively).........................           14               14
     Additional paid-in capital......................................................       34,448           34,445
     Retained earnings...............................................................       70,096           65,076
     Cumulative translation adjustment...............................................          376              102
     Treasury stock: at cost (1,797,788 and 1,721,788 shares at September 30, 1998
         and June 30, 1998, respectively)............................................      (26,379)         (25,105)
                                                                                         ---------        ----------
          Total stockholders' equity.................................................       78,555           74,532
                                                                                         ---------        ---------
Total liabilities and stockholders' equity...........................................    $ 111,600        $ 101,179
                                                                                         =========        =========



                See accompanying notes to consolidated financial statements.




                        DAY RUNNER, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                                               Three Months Ended
                                                                                                   September 30,
                                                                                                 1998       1997
                                                                                              ---------   ---------

Net sales...............................................................................      $  47,731   $  38,138
Cost of goods sold......................................................................         22,680      18,032
                                                                                              ---------   ---------
Gross profit............................................................................         25,051      20,106
                                                                                              ---------   ---------

Operating expenses:
     Selling, marketing and distribution................................................         12,265       9,302
     General and administrative.........................................................          4,657       3,764
                                                                                              ---------   ---------
       Total operating expenses.........................................................         16,922      13,066
                                                                                              ---------   ---------

Income from operations..................................................................          8,129       7,040
Net interest expense (income)...........................................................             33         (95)
                                                                                              ---------   ----------

Income before provision for income taxes................................................          8,096       7,135
Provision for income taxes..............................................................          3,076       2,783
                                                                                              ---------   ---------
Net income..............................................................................      $   5,020   $   4,352
                                                                                              =========   =========

Earnings per common share:
     Basic..............................................................................      $   0.42    $   0.38
                                                                                              ========    ========
     Diluted............................................................................      $   0.40    $   0.35
                                                                                              ========    ========

Weighted average number of common shares outstanding:
     Basic..............................................................................         11,931      11,513
                                                                                              =========   =========
     Diluted............................................................................         12,656      12,511
                                                                                              =========   =========
























                See accompanying notes to consolidated financial statements.



                        DAY RUNNER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                           Three Months Ended
                                                                                               September 30,
                                                                                             1998        1997
                                                                                          ---------   ----------
Cash flows from operating activities:
    Net income....................................................................        $  5,020     $ 4,352
    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
       Depreciation and amortization..............................................           1,733       1,074
       Changes in operating assets and liabilities:
          Accounts receivable.....................................................          (1,897)     (1,931)
          Inventories.............................................................          (4,197)     (4,160)
          Prepaid expenses and other current assets...............................          (1,748)         40
          Income taxes receivable.................................................           2,850
          Accounts payable........................................................           2,255       2,063
          Accrued expenses........................................................             (50)      1,938
          Income taxes payable....................................................             110       1,719
                                                                                         ---------   ---------
Net cash provided by operating activities.........................................           4,076       5,095
                                                                                         ---------   ---------
Cash flows from investing activities:
    Purchase of business..........................................................                        (318)
    Acquisition of property and equipment.........................................          (3,656)       (897)
    Other assets..................................................................                         (38)
                                                                                         ---------   ----------
         Net cash used in investing activities....................................          (3,656)     (1,253)
                                                                                         ----------  ----------
Cash flows from financing activities:
    Net repayment under lines of credit...........................................            (708)       (888)
    Repayment of capital lease obligations........................................             (56)        (33)
    Net proceeds from issuance of common stock....................................               3       1,178
    Repurchase of common stock....................................................          (1,274)    (11,565)
                                                                                         ----------  ----------
         Net cash used in financing activities....................................          (2,035)    (11,308)
                                                                                         ----------  ----------
Effect of exchange rate changes in cash...........................................             141          (4)
                                                                                         ---------   ----------
Net decrease in cash and cash equivalents.........................................          (1,474)     (7,470)
Cash and cash equivalents at beginning of period..................................           2,923      15,550
                                                                                         ---------   ---------
Cash and cash equivalents at end of period........................................       $   1,449   $   8,080
                                                                                         =========   =========



          See accompanying notes to consolidated financial statements.


                        DAY RUNNER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Three months ended September 30, 1998 and 1997)


1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

         The accompanying consolidated balance sheet as of September 30, 1998, consolidated statements of income and cash flows for the three-month periods ended September 30, 1998 and 1997 are unaudited but, in the opinion of management, include all adjustments consisting of normal, recurring accruals necessary for a fair presentation of the financial position and the results of operations for such periods. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in the financial statements included herein are adequate to make the information therein not misleading. The financial statements included herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 1998, and the notes thereto, which are included in the Company's Annual Report on Form 10-K.

         The results of operations for the three months ended September 30, 1998 and 1997 are not necessarily indicative of the results for a full year. The seasonality of the Company's financial results and the unpredictability of the factors affecting such seasonality make the Company's quarterly and yearly financial results difficult to predict and subject to significant fluctuation.

2.  INVENTORIES

         Inventories consist of the following (in thousands):

                                            September 30,           June 30,
                                                1998                  1998

         Raw materials...................  $    9,707             $   14,087
         Work in process.................         593                    831
         Finished goods..................      31,365                 22,692
                                           ----------             ----------
                  Total..................  $   41,665             $   37,610
                                           ==========             ==========

3.  LINES OF CREDIT

          On September 23, 1998, the Company entered into a Revolving Loan Agreement (the "Loan Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). The Loan Agreement provides for borrowings through September 30, 2005 (the "Maturity Date"). Borrowings will bear interest either at fixed rates based on the higher of the bank's prime rate and the Federal Funds Rate published by the Federal Reserve Bank of New York or at floating rates calculated by reference to the interest rates at which the bank offers deposits in U.S. dollars in amounts approximately equal to the amount of the relevant Loan and for a period of time comparable to the number of days the relevant Loan will remain outstanding, together with a margin. The maximum amount that may be outstanding under the Loan Agreement is $160,000,000 through December 31, 2000. Thereafter, the maximum amount of borrowings that may be outstanding under the Loan Agreement is reduced by $20,000,000 in calendar year 2001 and by $10,000,000 in each of the following calendar years up to the Maturity Date. Under the terms of the Loan Agreement, the Company will pay Wells Fargo $1,200,000 plus an unused commitment fee during the term of the Loan Agreement. The Company will also pay legal, accounting and other fees and expenses in connection with the Loan Agreement. At September 30, 1998, the Company had $160,000 outstanding under this line of credit.

          The Loan Agreement requires the Company to maintain certain financial covenants, including: (i) a fixed charge coverage ratio of less than 2.00 to 1.00; (ii) a funded debt ratio declining over the term from 3.75 to 1.00 to 2.50 to 1.00; (iii) annual capital expenditures limited to specified amounts between $11,000,000 and $17,000,000 over the seven year term; (iv) stockholders' equity, on a quarterly basis, of not less than (a) 50% of net income plus 75% of net cash proceeds from any stock issuances plus (b) the greater of $67,000,000 or 80% of stockholders' equity as of March 31, 1999.

          The Company's Canadian subsidiary has a credit agreement with a Canadian bank. The borrowings under this line of credit, which is guaranteed by the Company is used for working capital by the subsidiary, may not exceed Canadian $3,000,000 (approximately US $1,961,000), bear interest at the bank's prime rate (7.25% at September 30, 1998) and are due and payable on demand. At September 30, 1998, approximately Canadian $2,730,000 (approximately US $1,783,000) was outstanding under this line of credit. These borrowings were collateralized by substantially all of the Canadian subsidiary's assets. The borrowings under this credit agreement were repaid in full on October 22, 1998, and the Canadian subsidiary will now borrow funds as a co-borrower under the Wells Fargo Loan Agreement.

4.  STOCKHOLDERS' EQUITY

         During the three months ended September 30, 1998, certain employees exercised options to purchase an aggregate of 500 shares of the Company's Common Stock for an aggregate of approximately $3,000.

         During  the  three  months  ended   September  30,  1998,  the  Company
repurchased 76,000 shares of its Common Stock at an average cost of $16.76 per share for an aggregate of approximately $1,274,000.

5.  EARNINGS PER SHARE

         Effective December 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which requires the Company to present basic and diluted earnings per share on the face of the income statement. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. The following reconciles the numerator and denominator of the basic and diluted per share computations for net income (in thousands, except per share amounts):


                                                Three Months Ended September 30,
                                                    1998                1997
                                                  -----------       ----------
Net Income                                        $    5,020          $  4,352
                                                  ===========       ==========

Basic Weighted Average Shares
   Weighted average number of
     common shares outstanding                        11,931            11,513

Effect of Dilutive Securities
   Additional shares from the assumed
     exercise of options and warrants                  2,866             3,118
Shares assumed to be repurchased
     under the treasury stock method                  (2,141)           (2,120)
                                                 -----------          ----------

Diluted Weighted Average Shares
   Weighted average number of
     common shares outstanding and
     common share equivalents                         12,656            12,511
                                                 ===========          ==========

Basic                                            $      0.42          $   0.38
                                                 ===========          ==========

Diluted                                          $      0.40          $   0.35
                                                 ===========          ==========

7.   COMPREHENSIVE INCOME

          In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 Reporting Comprehensive Income. The statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is summarized as follows:

                                                Three Months Ended September 30,
                                                   1998                1997
                                                -------------      ------------
     Net income                                  $   5,020           $   4,352
     Foreign currency translation adjustment           274                 (52)
                                                -------------      -------------
         Comprehensive income                    $   5,294           $    4,300
                                                =============      =============

8.   ACQUISITION

         On September 24, 1998, the Company announced a cash offer for Filofax Group plc ("Filofax"), a UK-based company traded on the London Stock Exchange. The offer was for (pound)2.00 (approximately US $3.40) per share pursuant to a tender offer for all of the outstanding ordinary shares of stock of Filofax. The offer was not recommended by Filofax's Board of Directors. On September 25, 1998, the Company announced it had reached agreement with the Board of Directors of Filofax on the terms of a recommended cash tender offer (the "Recommended Offer"). The Recommended Offer was for (pound)2.10 (approximately US $3.57) per share for all of the outstanding ordinary shares of Filofax for a total purchase price of approximately (pound)50,300,000 (approximately US $85,500,000). As of September 30, 1998, the Company had purchased 1,400,000 shares of Filofax stock on the open market for approximately (pound)2,821,000 (approximately US $4,794,000). Such amount is included in Investment in Filofax in the Company's consolidated financial statements. In this discussion, all exchange rate conversions between the U.S. dollar and the UK pound sterling were based on an exchange rate of 1.6994, which was the exchange rate on September 30, 1998.


         On October 30, 1998, the Company announced that it owned or had received valid acceptances of the Recommended Offer for approximately 87% of the outstanding shares of Filofax and had assumed control of Filofax. All conditions of the Recommended Offer, including regulatory approval, have been satisfied or waived and the Company has declared the Recommended Offer unconditional in all respects. Filofax will operate as a subsidiary of the Company. The Company expects to acquire the remaining outstanding shares of Filofax before the end of 1998. The acquisition of Filofax will be funded by bank debt pursuant to the Loan Agreement.

     In connection with the acquisition of Filofax, the Company currently estimates that the aggregate fees and expenses of the transaction, including investment banking, legal, accounting and other fees and expenses, will be in the range of $4,000,000 to $6,000,000. Actual total fees and expenses may differ from this estimate and are subject to future contingencies. The fees and expenses, as well as payments for the Filofax shares, will be paid with available cash and with borrowings under the Loan Agreement.

9.   FINANCIAL INSTRUMENTS

     On September 29, 1998, the Company entered into a call option in order to manage its foreign exchange risk on the purchase of Filofax shares and does not use the instrument for trading purposes. The Company's objective is to protect itself from the risk that the purchase price of the Filofax shares will be adversely affected by changes in exchange rates. At September 30, 1998, the Company had $775,000 in a call option which is included in prepaid expenses and other current assets in the consolidated financial statements.

10.   STATEMENTS OF CASH FLOW


         Supplemental disclosure of cash flow information (in thousands):

                                                Three Months Ended September 30,
                                                     1998             1997
                                                ------------      ------------

             Cash paid during the period for:
               Interest                           $    36           $   52
               Income taxes                       $    44           $1,007


         Supplemental disclosure of noncash investing and financing activities:

          As of September 30, 1998, the Company had purchased 1,400,000 shares of Filofax stock for approximately (pound)2,821,000 (approximately US $4,794,000). This transaction was settled on October 1, 1998 and is included in Investment in Filofax and accrued liabilities in the consolidated balance sheet.

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

         Since the Company's introduction of the first Day Runner System organizer in 1982, the Company's revenues have been generated by sales primarily of organizers and planners and secondarily of refills. Since fiscal 1995, a majority of the Company's growth has resulted from sales of related organizing products, virtually all of which have been introduced since January 1, 1995. The Company focuses the great majority of its product development, sales and marketing efforts on the office products and the mass market channels. The office products channel and the mass market channel accounted for 45.4% and 41.1%, respectively, of net sales for the three months ended September 30, 1998.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages that income statement items bear to net sales and the percentage change in the dollar amounts of such items.

                                                                                                 Percentage
                                                                              Percentage           Change
                                                                               of Sales             Three
                                                                          Three Months Ended    Months Ended
                                                                           September 30,        September 30,
                                                                           1997       1998      1997 to 1998
                                                                          ------     ------     -------------
Net sales..............................................................   100.0%     100.0%        25.2%
Cost of goods sold.....................................................    47.5       47.3         25.8
                                                                          -----      -----
Gross profit...........................................................    52.5       52.7         24.6
                                                                          -----      -----
Operating expenses:
    Selling, marketing and distribution................................    25.7       24.4         31.9
    General and administrative.........................................     9.8        9.9         23.7
                                                                          -----      -----        -----
       Total operating expenses........................................    35.5       34.3         29.5
                                                                          -----      -----
Income from operations.................................................    17.0       18.4         15.5
Net interest expense (income)..........................................     0.0       (0.3)      (134.7)
                                                                           ----      -----        -----
Income before provision for income taxes...............................    17.0       18.7         13.5
Provision for income taxes.............................................     6.5        7.3         10.5
                                                                           ----      -----
Net income.............................................................    10.5%      11.4%        15.3
                                                                           ====      =====

         The following tables set forth, for the periods indicated, the Company's approximate net sales by product category and distribution channel and as a percentage of total sales.


 Product Category:                                             Three Months Ended September 30,
                                                                  1998              1997
                                                                --------          --------
                                                              (unaudited; dollars in thousands)
Organizers and planners..............................     $ 17,068     35.8%    $ 21,188     55.6%
Refills..............................................       17,048     35.7       10,875     28.5
Related organizing products..........................       13,615     28.5        6,075     15.9
                                                          --------    ------    --------    ------
  Total............................................       $ 47,731    100.0%    $ 38,138    100.0%
                                                          ========    ======    ========    ======


Distribution:                                                Three Months Ended September 30,
                                                                  1998              1997
                                                                --------          ---------
                                                              (unaudited; dollars in thousands)
Office products......................................    $ 21,660     45.4%     $ 17,924     47.0%
Mass market..........................................      19,648     41.1        15,750     41.3
Foreign customers....................................       4,232      8.9         2,415      6.3
Other................................................       2,191      4.6         2,049      5.4
                                                        ----------    -----     ---------   ------
    Total............................................   $  47,731    100.0%     $ 38,138    100.0%
                                                        ==========    =====     =========   ======


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH
THE THREE MONTHS ENDED SEPTEMBER 30, 1997

         Net Sales. Net sales consist of revenues from gross product shipments net of allowances for returns, rebates and credits. In the first quarter of fiscal 1999, net sales increased by $9,593,000, or 25.2%, because of increased sales primarily of related organizing products and secondarily of refills. In the quarter ended September 30, 1998, sales of related organizing products grew by $7,540,000, or 124.1%; sales of refills (which include calendars and accessories) grew by $6,173,000, or 56.8%; and sales of organizers and planners decreased by $4,120,000, or 19.4%. Product sales were primarily to office products customers and secondarily to mass market customers. Sales to mass market customers grew by $3,898,000, or 24.7%; sales to office products customers grew by $3,736,000, or 20.8%; sales to foreign customers grew by $1,817,000, or 75.2%; and sales to miscellaneous customers grouped together as "other" increased by $142,000, or 6.9%.

         Gross Profit. Gross profit is net sales less cost of goods sold, which is comprised of materials, labor and manufacturing overhead. Gross profit may be affected by, among other things, product mix, production levels, changes in vendor and customer prices and discounts, sales volume and growth rate, sales returns, purchasing and manufacturing efficiencies, tariffs, duties and inventory carrying costs. Gross profit as a percentage of sales decreased slightly from 52.7% in the first quarter of fiscal 1998 to 52.5% in the first quarter of fiscal 1999 primarily because the gross profit levels of certain of the Company's subsidiaries are lower as a percentage of sales than those of the parent company.

         Operating Expenses. Total operating expenses increased by $3,856,000, or 29.5%, in the first quarter of fiscal 1999 compared with the first quarter of fiscal 1998 and increased as a percentage of sales from 34.3% to 35.5%. Primarily because of costs associated with the placement of promotional displays with major customers during the quarter, selling, marketing and distribution expenses increased by $2,963,000 and from 24.4% to 25.7% as a percentage of sales. General and administrative expenses increased by $893,000, but decreased slightly from 9.9% to 9.8% as a percentage of sales primarily because of the Company's increased ability to absorb fixed costs as a result of higher sales.

         Net Interest Expense (Income). Primarily because of a decrease in the Company's cash available for short-term investment resulting primarily from the Company's repurchase of common stock, net interest expense for the first quarter of fiscal 1999 was $33,000 compared with net interest income of $95,000 for the first quarter of fiscal 1998.

         Income Taxes. Primarily as a result of state tax planning and secondarily because of the continued growth of the Company's Hong Kong subsidiary, the Company's first quarter fiscal 1999 effective tax rate was 38.0%, compared with 39.0% for the first quarter of fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

          The Company's cash and cash equivalents at September 30, 1998 decreased to $1,449,000 from $2,923,000 at June 30, 1998. During the quarter ended September 30, 1998, net cash of $4,076,000 provided by operating activities was offset by net cash of $3,656,000 and $2,035,000 used in investing activities and financing activities, respectively.

         Of the $4,076,000 net amount provided by the Company's operating activities, $5,020,000 was provided by net income, $2,850,000 was provided by a decrease in income taxes receivable, $2,255,000 was provided by an increase in accounts payable and $1,733,000 was provided by depreciation and amortization. These amounts were partially offset by an increase of $4,197,000 in inventories, an increase of $1,897,000 in accounts receivable and an increase of $1,748,000 in prepaid expenses and other current assets.

         Accounts receivable (net) at September 30, 1998 increased by 5.6% from the fiscal 1998 year-end amount primarily because of a decrease in the allowance for sales returns based upon improvement in the Company's actual sales returns experience during the prior twelve months (which decrease was partially offset by lower sales in the first quarter of fiscal 1999 compared with the fourth quarter of fiscal 1998). Compared with the September 30, 1997 amount, accounts receivable (net) increased by 39.5% primarily because of the growth in sales for the quarter ended September 30, 1998 compared with the quarter ended September 30, 1997 and secondarily because of the decrease in the allowance for sales returns. The average collection period of accounts receivable at September 30, 1998 was 44 days, compared with 45 and 47 days at June 30, 1998 and September 30, 1997, respectively.

         Inventories at September 30, 1998 increased by 10.8% from the fiscal 1998 year-end amount and by 44.4% compared with the September 30, 1997 amount primarily because of the inventories of the companies Day Runner acquired during fiscal 1998 and its new Australian subsidiary and secondarily because of new and recently introduced products.

         The $3,656,000 net amount used in the Company's investing activities was used to acquire primarily machinery and equipment and secondarily data processing equipment and software.

         Of  the  $2,035,000   net  amount  used  in  the  Company's   financing
activities, $1,274,000 was used to repurchase 76,000 shares of its Common Stock and $708,000 was used as net repayment on the lines of credit.

         At September 30, 1998, Day Runner had $160,000 outstanding under its primary $160,000,000 bank line of credit. Borrowings bear interest either at fixed rates based on the higher of the bank's prime rate and the Federal Funds Rate published by the Federal Reserve Bank of New York or at floating rates calculated by reference to the interest rates at which the bank offers deposits in U.S. dollars in amounts approximately equal to the amount of the relevant Loan and for a period of time comparable to the number of days the relevant Loan will remain outstanding, together with a margin. The maximum amount that may be outstanding under the Loan Agreement is $160,000,000 through December 31, 2000. Thereafter, the maximum amount of borrowings that may be outstanding under the Loan Agreement is reduced by $20,000,000 in calendar 2001 and by $10,000,000 in each of the following calendar years up to September 30, 2005. (See Note 3 to Consolidated Financial Statements.)

         The Canadian line of credit allowed for aggregate borrowings by the Company's Canadian subsidiary of up to Canadian $3,000,000 (approximately US $1,961,000). Borrowings bore interest at the Canadian bank's prime rate and were due and payable on demand. At September 30, 1998, approximately Canadian
$2,730,000 (approximately US $1,783,000) was outstanding under the line of credit. This line of credit was repaid in full on October 22, 1998, and the Canadian subsidiary will now borrow funds as a co-borrower under the Wells Fargo Loan Agreement. (See Note 3 to Consolidated Financial Statements.)

         In September 1998, the Company announced a cash offer for Filofax, a UK-based company traded on the London Stock Exchange. The offer, as amended, was for (pound)2.10 (approximately US $3.57) per share for all of the outstanding ordinary shares of Filofax for a total purchase price of approximately (pound)50,300,000 (approximately US $85,500,000). On October 30, 1998, the
Company announced that it owned or had received valid acceptances of the offer for approximately 87% of the outstanding shares of Filofax and had assumed control of Filofax. The Company expects to acquire the remaining outstanding shares of Filofax before the end of 1998. In connection with the acquisition of Filofax, the Company currently estimates that the aggregate fees and expenses of the transaction, including investment banking, legal, accounting and other fees and expenses, will be in the range of $4,000,000 to $6,000,000. Actual total fees and expenses may differ from this estimate and are subject to future contingencies. The fees and expenses, as well as payments for the Filofax shares, will be paid with available cash and with borrowings under the Loan Agreement. In this discussion, all exchange rate conversions between the U.S. dollar and the UK pound sterling were based on an exchange rate of 1.6994, which was the exchange rate on September 30, 1998. (See Note 8 to Consolidated Financial Statements.)

         The Company has not incurred significant losses or gains from foreign currency exchange rate fluctuations. The continuing expansion of the Company's international operations could, however, result in larger gains or losses as a result of fluctuations in foreign currency exchange rates as those subsidiaries conduct business in whole or in part in foreign currencies. The Company's exposure to the impact of interest changes and foreign currency fluctuations will increase as a result of its acquisition of Filofax because the acquisition will significantly expand the Company's international operations and because a portion of the debt incurred to fund the acquisition is in pound sterling. The Company has entered into a call option with respect to the purchase of Filofax shares in the tender offer to limit the effect of exchange rate fluctuations. The Company may in the future enter into additional call options or foreign currency exchange contracts, swap agreements or other financial instruments as hedges to moderate the impact of foreign currency fluctuations. The Company does not trade in financial instruments, nor does it enter into such contracts for speculation purposes.

         A single currency called the euro will be introduced in certain countries in Europe on January 1, 1999, but will not be introduced in England. The use of a single currency may affect the ability of Day Runner and other companies to price their products differently in various European markets. The Company has not yet evaluated the impact of the single currency.

         The Company believes that cash flow from operations, vendor credit, its existing working capital and its bank line of credit will be sufficient to satisfy the Company's anticipated cash requirements at least through the next 12 months. Nonetheless, the Company may seek additional sources of capital as necessary or appropriate to finance acquisitions or to otherwise finance the Company's growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.

          The "Year 2000" issue refers to the inability of certain computer systems, as well as certain hardware and equipment containing date-sensitive data, to recognize accurately dates commencing on or after January 1, 2000. This has the potential to affect the operation of these systems adversely and materially. Day Runner has identified four phases in its Year 2000 compliance efforts: discovery, assessment, remediation and applicable testing and verification. The Company has substantially completed the discovery and assessment phases for its own systems and applications and believes that by modifying existing software and converting to new software for certain tasks it can prevent the Year 2000 transition from posing significant internal operational problems.

         The Company plans to complete the remediation phase by December 31, 1998 and complete the applicable testing and verification phase by March 31, 1999. Day Runner currently estimates that total incremental cash requirements related to the Year 2000 issue will be approximately $750,000 to $1,200,000, of which approximately $650,000 was incurred as of September 30, 1998. The Company does not anticipate that the costs of these modifications and conversions will be material to its financial position or results of operations in any given year. Expenditures will be expensed or capitalized as appropriate. The cash requirements described above do not include any estimates for costs of Year 2000 remediation or compliance that may be incurred by, or on behalf of, Filofax, the Company's recently acquired subsidiary. The Company has not evaluated Filofax's Year 2000 compliance efforts at this time.

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

PART II --OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  3.1 Certificate of Incorporation of the Registrant, as amended(1)

                  3.2      Bylaws of the Registrant(2)

                  10.1 First Amendment to Officer Severance Plan effective as of August 17, 1998(3)

                  10.2 Revolving Loan Agreement dated September 23, 1998 among the Registrant, Ultima Distribution Inc., Day Runner UK plc and Wells Fargo Bank, National Association, including Revolving Line of Credit Note(4)

                  10.3     1999 Officer Bonus Plan(3)

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  (1) On September 24, 1998, the Company filed with the Commission a Current Report on Form 8-K reporting the Company's cash tender offer for Filofax and its entering into a related Revolving Loan Agreement with Wells Fargo Bank, National Association.

                  (2) On September 25, 1998, the Company filed with the Commission a Current Report on Form 8-K reporting that the Company had reached agreement with the Board of Directors of Filofax regarding the terms of the Company's cash tender offer for Filofax.




(1) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on May 15, 1998.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-19835) filed with the Commission on August 5, 1993.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19835) filed with the Commission on October 1, 1998.
(4) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-19835) filed with the Commission on September 24, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Date:  November 12, 1998

                                             DAY RUNNER, INC.



                                        By:  /s/ JAMES E. FREEMAN, JR.
                                             ----------------------------------
                                                 James E. Freeman, Jr.
                                                   Chief Executive Officer




                                        By:  /s/ DENNIS K. MARQUARDT
                                             ----------------------------------
                                                 Dennis K. Marquardt
                                                   Executive Vice President,
                                                   Finance & Administration and
                                                   Chief Financial Officer