Form 10-Q
period 1998-12-31
DAY RUNNER INC
filed 1999-02-16
CIK 853102

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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

                                  Yes |X| No|_|

         Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date:

        CLASS                                  NUMBER OF SHARES OUTSTANDING AT
                                                    FEBRUARY 10, 1999
------------------------------          ----------------------------------------
Common Stock, $0.001 par value                         11,899,963



                                DAY RUNNER, INC.

                                      INDEX

                                                                                                            PAGE REFERENCE

COVER PAGE.......................................................................................             1

INDEX    .......................................................................................              2

PART I -- FINANCIAL INFORMATION

         Item 1.     Consolidated Financial Statements

                     Consolidated Balance Sheets

                       December 31, 1998 and June 30, 1998.......................................             3

                     Consolidated Statements of Income

                       Three and Six Months Ended December 31, 1998 and 1997.....................             4

                     Consolidated Statements of Cash Flows

                       Six Months Ended December 31, 1998 and 1997...............................             5

                     Notes to Consolidated Financial Statements..................................             6

         Item 2.     Management's Discussion and Analysis of

                     Financial Condition and Results of Operations...............................            11

PART II -- OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K............................................            17

SIGNATURES.......................................................................................            18





PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                        DAY RUNNER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                                         December 31,      June 30,
                                                                                                             1998            1998
                                                                                                        ------------     ----------
Current assets:
     Cash and cash equivalents ...................................................................         $ 25,253        $  2,923
     Accounts receivable (net of allowances for doubtful accounts and sales returns and other allowances of $8,654 and $9,942 at December 31, 1998 and
          June 30, 1998, respectively) ...........................................................           48,580          32,542
     Inventories .................................................................................           47,887          37,610
     Prepaid expenses and other current assets ...................................................            4,830           1,670
     Income taxes receivable .....................................................................                9           2,606
     Deferred income taxes .......................................................................            7,218           7,218
                                                                                                           --------        --------
          Total current assets ...................................................................          133,777          84,569
Property and equipment -- net ....................................................................           17,793          11,888
Goodwill (net of accumulated amortization of $648 and $108 at December 31, 1998 and June 30, 1998,
 respectively) ...................................................................................           86,807           3,564
Other assets (net of accumulated amortization of $132 and $60 at December 31,
     1998 and June 30, 1998, respectively) .......................................................            2,120           1,158
                                                                                                           --------        --------
Total assets .....................................................................................         $240,497        $101,179
                                                                                                           ========        ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Lines of credit..............................................................................                         $  2,716
     Accounts payable.............................................................................         $  9,095           9,969
     Accrued expenses.............................................................................           25,004          13,876
     Income taxes payable.........................................................................            4,131
     Current portion of capital lease obligations.................................................               32              33
                                                                                                          ---------       ---------
          Total current liabilities...............................................................           38,262          26,594
                                                                                                          ---------       ---------
Long-term liabilities:
     Capital lease obligations....................................................................                               53
     Line of credit...............................................................................          118,351
     Loan notes...................................................................................            2,457
                                                                                                          ---------       ---------
       Total long-term debt.......................................................................          120,808              53
                                                                                                          ---------       ---------
Stockholders' equity:
     Preferred stock (1,000,000 shares authorized, $0.001 par value; no shares issued or outstanding)..........................................................................
     Common stock (29,000,000  shares authorized,  $0.001 par value;  13,697,001 and 13,677,386  issued and  11,899,213  and  11,955,598  outstanding at
         December 31, 1998 and June 30, 1998, respectively).......................................              14               14
     Additional paid-in capital...................................................................          34,658           34,445
     Retained earnings............................................................................          72,998           65,076
     Cumulative translation adjustment............................................................             136              102
     Treasury stock: at cost (1,797,788 and 1,721,788 shares at December 31, 1998
         and June 30, 1998, respectively).........................................................         (26,379)         (25,105)
                                                                                                         ---------       ----------
          Total stockholders' equity..............................................................          81,427           74,532
                                                                                                         ---------       ----------
Total liabilities and stockholders' equity........................................................       $ 240,497        $ 101,179
                                                                                                         =========       ==========



                See accompanying notes to consolidated financial
                                  statements.



                        DAY RUNNER, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  Three Months Ended            Six Months Ended
                                                                     December 31,                  December 31,
                                                                    1998        1997             1998       1997
                                                                    ----        ----             ----       ----

Net sales....................................................   $  64,565   $  49,388         $ 112,296   $  87,526
Cost of goods sold...........................................      32,100      23,626            54,780      41,658
                                                                ---------   ---------         ---------   ---------
Gross profit.................................................      32,465      25,762            57,516      45,868
                                                                ---------   ---------         ---------   ---------

Operating expenses:

     Selling, marketing and distribution.....................      18,910      12,087            31,175      21,389
     General and administrative..............................       6,447       4,590            11,104       8,354
     Costs relating to activities associated
        with the Filofax acquisition.........................       1,072                         1,072
                                                                ---------   ---------         ---------   ---------
     Total operating expenses................................      26,429      16,677            43,351      29,743
                                                                ---------   ---------         ---------   ---------

Income from operations.......................................       6,036       9,085            14,165      16,125
Net interest expense (income)................................       1,356          30             1,389         (65)
                                                                ---------   ---------         ---------   ---------

Income before provision for income taxes.....................       4,680       9,055            12,776      16,190
Provision for income taxes...................................       1,778       3,531             4,854       6,314
                                                                ---------   ---------         ---------   ---------
Net income...................................................   $   2,902   $   5,524         $   7,922   $   9,876
                                                                =========   =========         =========   =========

Earnings per common share:

     Basic...................................................   $    0.24   $    0.49         $    0.67   $    0.87
                                                                =========   =========         ==========  ==========
     Diluted.................................................   $    0.23   $    0.45         $    0.63   $    0.80
                                                                =========   =========         ==========  ==========

Weighted average number of common shares outstanding:

     Basic...................................................      11,883      11,273            11,907      11,393
                                                                =========   =========         =========   =========
     Diluted.................................................      12,564      12,323            12,619      12,415
                                                                =========   =========         =========   =========














                See accompanying notes to consolidated financial
                                  statements.




                        DAY RUNNER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                             Six Months Ended
                                                                                               December 31,
                                                                                             1998        1997
                                                                                             ----        ----

Cash flows from operating activities:

    Net income....................................................................        $  7,922     $ 9,876
    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:

       Depreciation and amortization..............................................           4,478       2,255
       Provision for losses on accounts receivable................................              12
       Changes in operating assets and liabilities, net of acquisition:
          Accounts receivable.....................................................          (1,482)       (959)
          Inventories.............................................................           2,296      (4,423)
          Prepaid expenses and other current assets...............................            (785)        293
          Income taxes receivable.................................................           2,646
          Accounts payable........................................................          (4,951)     (2,657)
          Accrued expenses........................................................           3,294       5,011
          Income taxes payable....................................................           2,761       2,261
                                                                                         ---------   ---------
         Net cash provided by operating activities................................          16,191      11,657
                                                                                         ---------   ---------
Cash flows from investing activities:
    Purchase of business..........................................................         (88,764)     (2,080)
    Acquisition of property and equipment.........................................          (6,002)     (2,565)
    Other assets..................................................................            (385)         (6)
                                                                                         ----------  ----------
         Net cash used in investing activities....................................         (95,151)     (4,651)
                                                                                         ----------  ----------
Cash flows from financing activities:
    Net borrowings (repayments) under lines of credit.............................         102,146      (2,697)
    Repayment of capital lease obligations........................................             (53)        (39)
    Repayment of long-term debt...................................................                        (678)
    Net proceeds from issuance of common stock....................................             212       1,879
    Repurchase of common stock....................................................          (1,274)    (11,564)
                                                                                         ----------  ----------
         Net cash provided by (used in) financing activities......................         101,031     (13,099)
                                                                                         ---------   ----------
Effect of exchange rate changes in cash...........................................             259         (46)
                                                                                         ---------   ----------
Net increase (decrease) in cash and cash equivalents..............................          22,330      (6,139)
Cash and cash equivalents at beginning of period..................................           2,923      15,550
                                                                                         ---------   ---------
Cash and cash equivalents at end of period........................................       $  25,253   $   9,411
                                                                                         =========   =========

                See accompanying notes to consolidated financial
                                  statements.

                        DAY RUNNER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (THREE AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997)

1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

         The accompanying consolidated balance sheet as of December 31, 1998, consolidated statements of income for the three and six months ended December 31, 1998 and 1997, and consolidated statements of cash flows for the six months ended December 31, 1998 and 1997 are unaudited but, in the opinion of management, include all adjustments consisting of normal, recurring accruals necessary for a fair presentation of the financial position and the results of operations for such periods. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in the financial statements included herein are adequate to make the information therein not misleading. The financial statements included herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 1998, and the notes thereto, which are included in the Company's Annual Report on Form 10-K.

         The results of operations for the three and six months ended December 31, 1998 and 1997 are not necessarily indicative of the results for a full year. The seasonality of the Company's financial results and the unpredictability of the factors affecting such seasonality make the Company's quarterly and yearly financial results difficult to predict and subject to significant fluctuation.

2.  INVENTORIES

         Inventories consist of the following (in thousands):

                                            December 31,            June 30,
                                                1998                  1998

         Raw materials...................  $   10,101             $   14,087
         Work in process.................       1,719                    831
         Finished goods..................      36,067                 22,692
                                           ----------             ----------
                  Total..................  $   47,887             $   37,610
                                           ==========             ==========

3.  LINES OF CREDIT

          On September 23, 1998, the Company entered into a $160,000,000 Revolving Loan Agreement (the "Loan Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). Effective November 24, 1998 this amount was reduced to $145,000,000. The loan facility was syndicated with a group of banks in December 1998. The Loan Agreement provides for borrowings through September 30, 2005 (the "Maturity Date"). Borrowings bear interest either at fixed rates based on the higher of Wells Fargo's prime rate and the Federal Funds Rate published by the Federal Reserve Bank of New York or at floating rates calculated by reference to the interest rates at which Wells Fargo offers deposits in U.S. dollars in amounts approximately equal to the amount of the relevant loan and for a period of time comparable to the number of days the relevant loan will remain outstanding, together with a margin. During the six months ended December 31, 1998, the weighted average interest rate was 6.70%.The maximum amount that may be outstanding under the Loan Agreement is $145,000,000 through December 31, 2000 and is reduced thereafter by $5,000,000 in calendar year 2001 and by $10,000,000 in each of the following calendar years up to the Maturity Date. Under the terms of the Loan Agreement, the Company paid Wells Fargo a financing fee of $1,200,000. The Company will also pay commitment fees for the unused portion of the loan facility during the term of the Loan Agreement and will pay certain legal, accounting and other fees and expenses in connection with the Loan Agreement. At December 31, 1998, the Company had $118,351,000 outstanding under this Loan Agreement.

         The Loan Agreement requires the Company to meet certain financial covenants, including: (i) a fixed charge coverage ratio of less than 2.00 to 1.00; (ii) a funded debt ratio declining over the term from 3.75 to 1.00 to 2.50 to 1.00; (iii) limits on annual capital expenditures increasing from $11,000,000 to $17,000,000 over the seven-year term; (iv) stockholders' equity, on a quarterly basis, of not less than (a) 50% of net income plus 75% of net cash proceeds from any stock issuances plus (b) the greater of $67,000,000 or 80% of stockholders' equity at March 31, 1999.

         The Company's Canadian subsidiary had a credit agreement with a Canadian bank which allowed for borrowings up to Canadian $3,000,000, bore interest at the bank's prime rate and was due and payable on demand. The borrowings under this credit agreement were repaid in full on October 22, 1998, and the Canadian subsidiary now borrows funds as a co-borrower under the Loan Agreement.

4.  LOAN NOTES

         Loan Notes in the amount of $2,457,000 were issued in connection with the Filofax acquisition are unsecured obligations of the Company's U.K. subsidiary and bear interest at 1% below LIBOR (5.63% at December 31, 1998). Interest on the Loan Notes is paid annually in arrears beginning September 30, 1999. The Loan Notes are redeemable, in whole or in part, at the holder's option or each interest payment date. Unless they have previously been redeemed, all Loan Notes will be redeemed on September 30, 2003.

5.  STOCKHOLDERS' EQUITY

         During the six months ended December 31, 1998, certain employees exercised options to purchase an aggregate of 6,650 shares of the Company's Common Stock for an aggregate of approximately $213,000.

         During the six months ended December 31, 1998, the Company repurchased 76,000 shares of its Common Stock at an average cost of $16.76 per share for an aggregate of approximately $1,274,000.

6.  EARNINGS PER SHARE

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






                                                  THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                     DECEMBER 31,                                 DECEMBER 31,
                                         ---------------------------------------    --------------------------------------
                                                1998                  1997                 1998                  1997
                                         -----------------      ----------------    -----------------     ----------------

NET INCOME                                     $ 2,902            $  5,524              $  7,922              $  9,876
                                               =======            ========              ========              ========

BASIC WEIGHTED AVERAGE SHARES
   Weighted average number of
     common shares outstanding                  11,883              11,273                11,907                11,393

EFFECT OF DILUTED SECURITIES
   Additional shares from the assumed
     exercise of options and warrants            3,047               3,333                 2,952                 3,206
   Shares assumed to be repurchased
     under the treasury stock method           (1,949)             (1,739)               (1,804)               (1,666)
   Non-qualified tax benefit                     (417)               (544)                 (436)                 (518)
                                               -------            --------              --------              --------

DILUTED WEIGHTED AVERAGE SHARES
   Weighted average number of
     common shares outstanding and
     common share equivalents                   12,564              12,323                12,619                12,415
                                               =======            ========             =========              ========

BASIC                                            $0.24            $   0.49              $   0.67              $   0.87
                                               =======            ========             =========              ========

DILUTED                                        $  0.23            $   0.45              $   0.63              $   0.80
                                               =======            ========              ========              ========

7.   COMPREHENSIVE INCOME

          In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 REPORTING COMPREHENSIVE INCOME. The statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is summarized as follows:

                                                   SIX MONTHS ENDED DECEMBER 31,
                                                  1998                  1997
                                              -------------         ------------
         Net income                           $   7,922              $   9,876
         Foreign currency translation
           adjustment                                35                     (3)
                                              -------------         ------------
         Comprehensive income                 $   7,957              $    9,873
                                              =============         ============

8.   ACQUISITION

         On October 30, 1998, the Company announced that it had control of a majority of the outstanding shares of Filofax Group plc ("Filofax") as a result of its previously announced cash tender offer for the Filofax stock. The Company acquired all the remaining outstanding shares of Filofax on December 26, 1998. This acquisition will be accounted for under the purchase method of accounting.

         The total purchase price of $91,221,000, which includes costs of the transaction, was paid in cash and Loan Notes (see Note 4). The Company borrowed the cash portion of this amount under a Loan Agreement with a group of banks (see Note 3).

          The following table sets forth the unaudited proforma condensed combined statements of income data for the six months ended December 31, 1998 and 1997 as if the acquisition had occurred on July 1, 1997 (dollars in thousands):

                                             PRO FORMA SIX MONTHS
                                           ENDED DECEMBER 31, 1998
                                        ----------------------------------


                                           1998             1997
                                        ----------         -------

Net sales                              $    136,853         $    131,908
                                       ============          ===========
Income before provision for
  income taxes                         $     12,687          $    24,499
                                       ============          ===========

Net income                             $      7,739          $    14,944
                                       ============          ===========

Earnings per common share:

    Basic                              $       0.65          $      1.31
                                       ============          ===========

    Diluted                            $       0.61          $      1.20
                                       ============          ===========

Weighted average number of common
  shares outstanding:

    Basic                                    11,907               11,393
                                       ============          ============

    Diluted                                  12,619               12,415
                                       ============          ============




9.       FINANCIAL INSTRUMENTS

         On September 29, 1998, the Company entered into a call option in order to limit its foreign exchange risk on the purchase of Filofax shares, which were paid for in pound Sterling. The Company's objective was to protect itself from the risk that the purchase price of the Filofax shares would be adversely affected by changes in exchange rates. During the quarter ended December 31, 1998, the Company expensed $765,000 to operating expenses for the call option. At December 31, 1998, the Company had not entered into any additional financial instruments. The Company does not trade in financial instruments nor does it enter into such contracts for speculative purposes.

10.  STATEMENTS OF CASH FLOWS

         Supplemental disclosure of cash flow information (in thousands):

                                                  SIX MONTHS ENDED DECEMBER 31,

                                                  1998                    1997
                                               ---------------------------------

             Cash paid during the period for:

               Interest                         $   1,217           $     149
               Income taxes, net of
                 refunds received               $    (358)          $   4,146


         Supplemental disclosure of noncash investing and financing activities:

         During the six months ended December 31, 1998, the Company had purchased 703,308 shares of Filofax's outstanding common stock by issuing $2,457,000 in Loan Notes to former shareholders of Filofax.

         The net cash expended by the Company in its acquisition of Filofax made during the quarter ended December 31, 1998 was used as follows (in thousands) (see Note 8):

         Fair value of assets acquired                          $   (116,113)
         Liabilities assumed                                          27,349
                                                                ------------
         Cash paid                                              $    (88,764)
                                                               =============

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

         Since the Company's introduction of the first Day Runner System organizer in 1982, the Company's revenues have been generated by sales primarily of organizers and planners and secondarily of refills. Since fiscal 1995, a majority of the Company's growth has resulted from sales of related organizing products, virtually all of which have been introduced since January 1, 1995. For a number of years the Company focused the great majority of its product development, sales and marketing efforts on the U.S. office products channel, which accounted for 32.9% of second quarter fiscal 1999 net sales and 38.2% of net sales for the six months ended December 31, 1998, and the U.S. mass market channel, which accounted for 28.1% of second quarter fiscal 1999 net sales and 33.6% of net sales for the six months ended December 31, 1998. With the October 30, 1998 acquisition of Filofax, the Company substantially increased its emphasis on markets outside the U.S., and sales to foreign customers accounted from 33.3% of second quarter fiscal 1999 net sales and 23.0% of net sales for the six months ended December 31, 1998.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages that income statement items bear to net sales and the percentage change in the dollar amounts of such items.

                                                                                              PERCENTAGE CHANGE
                                                                                              Three         Six
                                                            PERCENTAGE OF SALES              Months       Months
                                                          Three                Six            Ended        Ended
                                                      Months Ended        Months Ended    December 31, December 31,
                                                      December 31,          December 31,      1997          1997
                                                   1998       1997      1998      1997       to 1998      to 1998
                                                   ----       ----      ----      ----       -------      -------

Net sales........................................  100.0%    100.0%     100.0%   100.0%        30.7%       28.3%
Cost of goods sold...............................   49.7      47.8       48.8     47.6         35.9        31.5
                                                   -----     -----      -----    -----
Gross profit.....................................   50.3      52.2       51.2     52.4         26.0        25.4
                                                   -----     -----      -----    -----
Operating expenses:

   Selling, marketing and distribution...........   29.3      24.5       27.8     24.4         56.4        48.8
   General and administrative....................   10.0       9.3        9.9      9.6         40.5        32.9
   Costs related to activities associated with
        Filofax acquisition......................    1.6                  0.9                   NA          NA
                                                   -----      ----       -----    ----
     Total operating expenses....................   40.9      33.8       38.6     34.0         58.5        45.8
                                                   -----      ----      -----     ----
Income from operations...........................    9.4      18.4       12.6     18.4        (33.6)      (12.2)
Net interest expense (income)....................    2.1       0.1         1.2    (0.1)         NM          NM
                                                   -----     -----      -----    -----
Income before provision for income taxes.........    7.3      18.3       11.4     18.5        (48.3)      (21.1)
Provision for income taxes.......................    2.8       7.1        4.3      7.2        (49.6)      (23.1)
                                                   -----     -----      -----    -----
Net income.......................................    4.5%     11.2%       7.1%    11.3%       (47.5)      (19.8)
                                                   =====     =====      =====    =====


         The following tables set forth, for the periods indicated, the Company's approximate net sales by product category and distribution channel and as a percentage of total sales.


PRODUCT CATEGORY:

                                      THREE MONTHS ENDED DECEMBER 31,              SIX MONTHS ENDED DECEMBER 31,
                                      -----------------------------------          ---------------------------------
                                         1998                  1997                    1998               1997
                                      ---------             ---------              ----------           --------
                                                            (Unaudited; dollars in thousands)

Organizers and planners.........    $26,230    40.6%   $ 21,912     44.4%      $43,298     38.6%   $ 43,100     49.2%
Refills.........................     22,049    34.2      16,255     32.9        39,097     34.8      27,130     31.0
Related organizing products.....     16,286    25.2      11,221     22.7        29,901     26.6      17,296     19.8
                                    -------   -----    --------    ------     --------    -----    --------    -----
   Total........................    $64,565   100.0%    $49,388    100.0%     $112,296    100.0%   $ 87,526    100.0%
                                    =======   ======    =======    ======     ========    ======   ========    ======


DISTRIBUTION CHANNEL:

                                      THREE MONTHS ENDED DECEMBER 31,              SIX MONTHS ENDED DECEMBER 31,
                                      ----------------------------------           --------------------------------
                                         1998                  1997                    1998               1997
                                      ---------             ---------              ----------           --------
                                                              (Unaudited; dollars in thousands)

Office products.................    $21,226    32.9%    $26,874     54.4%     $ 42,886     38.2%   $ 44,798     51.2%
Mass market.....................     18,139    28.1      16,106     32.6        37,787     33.6      31,856     36.4
Foreign customers...............     21,536    33.3       2,596      5.3        25,768     23.0       5,011      5.7
Other...........................      3,664     5.7       3,812      7.7         5,855      5.2       5,861      6.7
                                    -------   ------    -------    ------     --------    ------   --------

   Total........................    $64,565   100.0%    $49,388    100.0%     $112,296    100.0%   $ 87,526    100.0%
                                    =======   ======    =======    ======     ========    ======   ========    ======


THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH
THE THREE MONTHS ENDED DECEMBER 31, 1997

          NET SALES. Net sales consist of revenues from gross product shipments net of allowances for returns, rebates and credits. In the second quarter of fiscal 1999, net sales increased by $15,177,000, or 30.7%, because of the Filofax acquisition. In the quarter ended December 31, 1998, sales of refills (which include calendars and accessories) grew by $5,794,000, or 35.6%; sales of related organizing products grew by $5,065,000, or 45.1%; and sales of organizers and planners increased by $4,318,000, or 19.7%. Product sales were primarily to foreign customers and secondarily to office products customers. Sales to foreign customers grew by $18,940,000, or 729.6%; sales to mass market customers grew by $2,033,000, or 12.6%; sales to office products customers declined by $5,648,000, or 21.0%; and sales to miscellaneous customers grouped together as "other" decreased by $148,000, or 3.9%.

         GROSS PROFIT. Gross profit is net sales less cost of goods sold, which is comprised of materials, labor and manufacturing overhead. Gross profit may be affected by, among other things, product mix, production levels, changes in vendor and customer prices and discounts, sales volume and growth rate, sales returns, purchasing and manufacturing efficiencies, tariffs, duties and inventory carrying costs. Gross profit as a percentage of sales decreased from 52.2% in the second quarter of fiscal 1998 to 50.3% in the second quarter of fiscal 1999 primarily because the gross profit levels of certain of the Company's smaller subsidiaries are lower as a percentage of sales than those of the parent company.

          OPERATING EXPENSES. Total operating expenses increased by $9,752,000, or 58.5%, in the second quarter of fiscal 1999 compared with the second quarter of fiscal 1998 and increased as a percentage of sales from 33.8% to 40.9%. Excluding the operating expense portion of the costs related to activities associated with the Filofax acquisition, second quarter fiscal 1999 operating expenses would have increased by $8,680,000 and would have been 39.3% of sales.

          Selling, marketing and distributiuon expenses increased by $6,823,000 primarily because of the addition of Filofax's expenses and secondarily because of costs associated with new and recently introduced products. These expenses grew from 24.5% to 29.3% as a percentage of sales primarily because of costs associated with new and recently introduced products. General and administrative expenses increased by $1,857,000 primarily because of the addition of Filofax's expenses and increased from 9.3% to 10.0% as a percentage of sales primarily because of the Company's inability to absorb higher costs as a result of lower than anticipated sales.

          NET INTEREST EXPENSE (INCOME). Because of the increase in the Company's long-term debt, which was incurred primarily to finance the Filofax acquisition, net interest expense for the second quarter of fiscal 1999 was $1,356,000 compared with net interest expense of $30,000 for the second quarter of fiscal 1998. As a result of the bank debt and Loan Notes incurred in the Filofax acquisition, interest expense in future periods will be substantially higher than in the periods prior to September 30, 1998. (See Notes 3, 4, and 8 to Consolidated Financial Statements.)

          INCOME TAXES. The Company's second quarter fiscal 1999 effective tax rate was 38.0%, compared with 39.0% for the second quarter of fiscal 1998.

SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH
THE SIX MONTHS ENDED DECEMBER 31, 1997

         NET SALES. In the six months ended December 31, 1998, net sales increased by $24,770,000, or 28.3%, primarily because of the Filofax acquisition and secondarily because of increased sales to mass market customers. In the six months ended December 31, 1998, sales of related organizing products grew by $12,605,000, or 72.9%; sales of refills grew by $11,967,000, or 44.1%; and sales of organizers and planners increased by $198,000, or 0.5%. Product sales were primarily to office products customers and secondarily to mass market customers. Sales to foreign customers grew by $20,757,000, or 414.2%; sales to mass market customers grew by $5,931,000, or 18.6%; sales to office products customers declined by $1,912,000, or 4.3%; and sales to miscellaneous customers grouped together as "other" decreased by $6,000, or 0.1%.

         GROSS PROFIT. Gross profit as a percentage of sales decreased from 52.4% in the first six months fiscal 1998 to 51.2% in the first six months of fiscal 1999 primarily because the gross profit levels of certain of the Company's smaller subsidiaries are lower as a percentage of sales than those of the parent company.

          OPERATING EXPENSES. Total operating expenses increased by $13,608,000, or 45.8%, in the first six months of fiscal 1999 compared with the first six months of fiscal 1998 and increased as a percentage of sales from 34.0% to 38.6%. Excluding the operating expense portion of the costs related to activities associated with the Filofax acquisition, operating expenses for the first six months ended December 31, 1998 would have increased by $12,536,000 and would have been 37.6% of sales.

          Selling, marketing and distribution expenses increased by $9,786,000 primarily because of costs associated with new and recently introduced products and secondarily because of the addition of Filofax's expenses. These expenses grew from 24.4% to 27.8% as a percentage of sales primarily because of costs associated with new and recently introduced products. General and administrative expenses increased by $2,750,000 primarily because of the addition of Filofax's expenses and increased from 9.6% to 9.9% as a percentage of sales primarily because of the Company's inability to absorb higher costs as a result of lower than anticipated sales.

          NET INTEREST EXPENSE (INCOME). Because of the increase in the Company's long-term debt, which was incurred primarily to finance the Filofax acquisition, net interest expense for the first six months of fiscal 1999 was $1,389,000 compared with net interest income of $65,000 for the first six months of fiscal 1998. As a result of the bank debt and Loan Notes incurred in the Filofax acquisition, interest expense in future periods will be substantially higher than in the periods prior to September 30, 1998. (See Notes 3, 4, and 8 to Consolidated Financial Statements.)

          INCOME TAXES. The Company's effective tax rate was 38.0% for the first six months of fiscal 1999, compared with 39.0% for the first six months of fiscal 1998.

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

          Although it is difficult to predict the future seasonality of sales, the Company believes that future seasonality should be influenced at least in part by customer and user buying patterns substantially similar to those that have historically affected the Company. Quarterly financial results are also affected by new product introductions and line extensions, the timing of large orders, changes in product sales or customer mix, vendor and customer pricing, production levels, supply and manufacturing delays, large customers' inventory management and general industry and economic conditions. The seasonality of the Company's financial results and the unpredictability of the factors affecting such seasonality make the Company's quarterly and yearly financial results difficult to predict and subject to significant fluctuation.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's cash and cash equivalents at December 31, 1998 increased to $25,253,000 from $2,923,000 at June 30, 1998. During the six months ended December 31, 1998, net cash of $16,191,000 and $101,031,000 provided by operating activities and financing activities, respectively, was partially offset by net cash of $95,151,000 used in investing activities.

          Of the $16,191,000 net amount provided by the Company's operating activities, $7,922,000 was provided by net income, $4,478,000 was provided by depreciation and amortization, $3,294,000 was provided by an increase in accrued expenses, $2,761,000 was provided by an increase in income taxes payable, $2,646,000 was provided by a decrease in income taxes receivable and $2,296,000 was provided by a decrease in inventories. These amounts were partially offset by a decrease of $4,951,000 in accounts payable and an increase of $1,482,000 in accounts receivable.

          Accounts receivable (net) at December 31, 1998 increased by 49.3% from the fiscal 1998 year-end amount and by 98.2% from the December 31, 1997 amount primarily because an increase in sales and secondarily because of a decrease in the allowance for sales returns based upon improvement in the Company's actual sales returns experience duruing the prior twelve months. The average collection period of accounts receivable at December 31, 1998 was 48 days, compared with 45 and 46 days at Juen 30, 1998 and December 31, 1997, respectively.

          Inventories at December 31, 1998 increased by 27.3% from the fiscal 1998 year-end amount and by 56.5% compared with the December 31, 1997 amount primarily because of the inventories of Filofax, which Day Runner acquired during the second quarter of fiscal 1999, and secondarily because of new and recently introduced products.

          Of the $95,151,000 net amount used in the Company's investing activities, $88,764,000 was used to acquire Filofax, and $6,002,000 was used to acquire primarily machinery and equipment and secondarily data processing equipment and software.

          Of the $101,031,000 net amount provided by the Company's financing activities, $102,146,000 was provided by borrowings under the Company's lines of credit which amount was partially offset by $1,274,000 used to repurchase 76,000 shres of the Company's Common Stock.

          At December 31, 1998, the Company had $118,351,000 outstanding under its $145,000,000 bank line of credit (the "Loan Agreement"). Borrowings under this Loan Agreement bear interest either at fixed rates based on the higher of the bank's prime rate and the Federal Funds Rate published by the Federal Reserve Bank of New York or at floating rates calculated by reference to the interest rates at which the bank offers deposits in U.S. dollars in amounts approximately equal to the amount of the relevant loan and for a period of time comparable to the number of days the relevant loan will remain outstanding, together with a margin. During the six months ended December 31, 1998, the weighted average interest rate was 6.70%. The maximum amount that may be outstanding under the Loan Agreement is $145,000,000 through December 31, 2000. Thereafter, the maximum amount of borrowings that may be outstanding under the Loan Agreement is reduced by $5,000,000 in calendar 2001 and by $10,000,000 in each of the following calendar years up to September 30, 2005. (See Note 3 to Consolidated Financial Statements.)

          On October 30, 1998, the Company announced that it had control of a majority of the outstanding shares of Filofax Group plc ("Filofax") as a result of its previously announced cash tender offer for the Filofax stock. As of December 26, 1998, the Company had acquired 100% of the outstanding shares of Filofax. This acquisition will be accounted for under the purchase method of accounting. The Company currently estimates that the aggregate fees and expenses of the transaction, including investment banking, legal, accounting and other fees and expenses, will be $5,000,000 to $6,000,000. The fees and expenses, as well as payments for the Filofax shares, have been and will be paid with available cash, borrowings under the Loan Agreement and the Loan Notes. (See Notes 3, 4 and 8 to Consolidated Financial Statements.)

          The Company has not incurred significant losses or gains from foreign currency exchange rate fluctuations. The continuing expansion of the Company's international operations could, however, result in larger gains or losses as a result of fluctuations in foreign currency exchange rates as those subsidiaries conduct business in whole or in part in foreign currencies. The Company's exposure to the impact of interest changes and foreign currency fluctuations has increased as a result of its acquisition of Filofax because the acquisition has significantly expanded the Company's international operations and because a portion of the debt incurred to fund the acquisition is in pound Sterling. The Company entered into a call option with respect to the purchase of Filofax shares in the tender offer to limit the effect of exchange rate fluctuations. The Company may in the future enter into foreign currency exchange contracts, call options, swap agreements or other financial instruments as hedges to moderate the impact of foreign currency fluctuations. The Company does not trade in financial instruments, nor does it enter into such contracts for speculative purposes.

          A single currency called the euro was introduced in certain countries in Europe on January 1, 1999, but will not, at lease in the foreseeable future, be introduced in United Kingdom. The use of a single currency may affect the ability of Day Runner and other companies to price their products differently in various European markets. The Company is evaluating the impact of the single currency in these markets.

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

          The "Year 2000" issue refers to the inability of certain computer systems, as well as certain hardware and equipment containing date-sensitive data, to recognize accurately dates commencing on or after January 1, 2000, and even possibly certain dates in 1999. This has the potential to affect the operation of these systems adversely and materially. Day Runner has identified four phases in its Year 2000 compliance efforts: discovery; assessment; remediation; and applicable testing and verification. The Company has completed the discovery and assessment phases for its own systems and applications, has substantially completed the remediation phase and expects to complete the remediation and applicable testing and verification phases by June 30, 1999. Day Runner believes that by modifying existing software and converting to new software for certain tasks it can prevent the Year 2000 transition from posing significant internal operational problems.

          The Company currently estimates that total incremental costs related to the Year 2000 issue will be approximately $2,000,000 to $2,500,000, of which approximately $900,000 had been incurred as of December 31, 1998. The Company does not anticipate that the costs of these modifications and conversions will be material to its financial position or results of operations in any given year. Expenditures will be expensed or capitalized as appropriate.

          Day Runner is surveying its vendors, customers and others on whom it relies to assess their state of Year 2000 readieness. However, there can be no assurance that the systems of other parties on which the Company's systems rely will also be compliant or that any failure to be compliant in this area by another party will not have an adverse effect on the Company's systems. Furthermore, no assurance can be given that any or all of the Company's systems are or will be Year 2000 compliant, that the ultimate costs required to address the Year 2000 issue will not exceed the amounts indicated above, or that the impact of any failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's financial condition.

FORWARD LOOKING STATEMENTS

          With the exception of the actual reported financial results and other historical information, the statements made in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report are forward looking statements that involve risks and uncertainties that could affect actual future results. Such risks and uncertainties include, but are not limited to: timing and size of orders from large customers, timing and size of orders for new products, competition, large customers' inventory management, general economic conditions, the health of the retail environment, foreign exchange rate fluctuations, supply constraints, supplier performance and other risks indicated in the Company's filings with the Securities and Exchange Commission.

PART II --OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         3.1      Certificate of Incorporation of the Registrant, as amended(1)

         3.2      Bylaws of the Registrant(2)

         27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  1) On October 2, 1998, the Company filed with the Commission a Current Report on Form 8-K reporting the Company's additional purchases of Filofax shares.

                  2) On October 30, 1998, the Company filed with the Commission a Current Report on Form 8-K attaching the Company's press release announcing that the Company had acquired a majority of the outstanding Filofax shares.

                  3) On November 12, 1998, the Company filed with the Commission a Current Report on Form 8-K reporting the Company's acquisition of a majority of the outstanding Filofax shares.


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

                                     Date:  February 16, 1999

DAY RUNNER, INC.
                                   By:     /S/ JAMES E. FREEMAN JR.
                                           ------------------------------------
                                           James E. Freeman, Jr.
                                           Chief Executive Officer


                                   By:     /S/ DENNIS K. MARQUARDT
                                           ------------------------------------
                                           Dennis K. Marquardt
                                           Executive Vice President, Finance
                                             & Administration and
                                               Chief Financial Officer