Form 10-Q
period 1999-03-31
DAY RUNNER INC
filed 1999-05-14
CIK 853102

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

                                  Yes |X| No|_|

         Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date:

           Class                    Number of Shares Outstanding at  May 4, 1999
------------------------------     --------------------------------------------
Common Stock, $0.001 par value                                11,889,603




                                DAY RUNNER, INC.

                                      INDEX


                                                                                                     Page Reference

COVER PAGE.......................................................................................             1

INDEX    ........................................................................................             2

PART I -- FINANCIAL INFORMATION

         Item 1.     Consolidated Financial Statements

                     Consolidated Balance Sheets
                       March 31, 1999 and June 30, 1998..........................................             3

                     Consolidated Statements of Operations
                       Three and Nine Months Ended March 31, 1999 and 1998.......................             4

                     Consolidated Statements of Cash Flows
                       Nine Months Ended March 31, 1999 and 1998.................................             5

                     Notes to Consolidated Financial Statements..................................             6

         Item 2.     Management's Discussion and Analysis of
                         Financial Condition and Results of Operations...........................            11

PART II -- OTHER INFORMATION

         Item 4.     Submission of Matters to a Vote of Security Holders.........................            17

         Item 6.     Exhibits and Reports on Form 8-K............................................            17

SIGNATURES.......................................................................................            19

PART I -- FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

                        DAY RUNNER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)
                                     ASSETS
                                                                                         March 31,        June 30,
`                                                                                          1999            1998
                                                                                        ----------        ------
Current assets:
     Cash and cash equivalents.......................................................    $  14,800        $   2,923
     Accounts receivable (net of allowances for doubtful accounts and sales returns and other allowances of $8,396 and $9,942 at March 31, 1999 and
          June 30, 1998, respectively)...............................................       24,989           32,542
     Inventories.....................................................................       46,336           37,610
     Prepaid expenses and other current assets.......................................        4,854            1,670
     Income taxes receivable.........................................................                         2,606
     Deferred income taxes...........................................................        7,218            7,218
                                                                                         ---------        ---------
          Total current assets.......................................................       98,197           84,569
Property and equipment -- net........................................................       17,082           11,888
Goodwill (net of accumulated amortization of $1,409 and $108 at March 31, 1999
     and June 30, 1998, respectively)................................................       86,302            3,564
Other assets (net of accumulated amortization of $240 and $60 at March 31, 1999
     and June 30, 1998, respectively)................................................        2,039            1,158
                                                                                         ---------        ---------
Total assets.........................................................................    $ 203,620        $ 101,179
                                                                                         =========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Lines of credit.................................................................                     $   2,716
     Accounts payable................................................................      $10,334            9,969
     Accrued expenses................................................................       18,142           13,876
     Income taxes payable............................................................          529
     Current portion of capital lease obligations....................................           26               33
                                                                                         ---------        ---------
          Total current liabilities..................................................       29,031           26,594
                                                                                         ---------        ---------
Long-term liabilities:
     Capital lease obligations.......................................................                            53
     Line of credit..................................................................       95,256
     Loan notes......................................................................        2,438
                                                                                         ---------        ---------
       Total long-term liabilities ..................................................       97,694               53
                                                                                         ---------        ---------
Stockholders' equity:
     Preferred stock (1,000,000 shares authorized, $0.001 par value; no shares issued or outstanding).............................................................
     Common stock (29,000,000  shares authorized,  $0.001 par value;  13,697,751 and 13,677,386 issued and 11,879,963 and 11,955,598 outstanding at
               March 31, 1999 and June 30, 1998, respectively).......................           14               14
     Additional paid-in capital......................................................       34,663           34,445
     Retained earnings...............................................................       68,433           65,076
     Accumulated other comprehensive income - foreign currency
      translation adjustment.........................................................          381              102
     Treasury stock: at cost (1,817,788 and 1,721,788 shares at March 31, 1999
         and June 30, 1998, respectively)............................................      (26,596)         (25,105)
                                                                                         ---------        ----------
          Total stockholders' equity.................................................       76,895           74,532
                                                                                         ---------        ---------
Total liabilities and stockholders' equity...........................................    $ 203,620        $ 101,179
                                                                                         =========        =========


           See accompanying notes to consolidated financial statements.



                        DAY RUNNER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                  Three Months Ended            Nine Months Ended
                                                                       March 31,                     March 31,
                                                                       ---------                     ---------
                                                                    1999        1998             1999       1998
                                                                    ----        ----             ----       ----

Net sales....................................................   $  36,216   $  29,388         $ 148,512    $116,914
Cost of goods sold...........................................      19,908      14,135            74,688      55,793
                                                                ---------   ---------         ---------   ---------
Gross profit.................................................      16,308      15,253            73,824      61,121
                                                                ---------   ---------         ---------   ---------

Operating expenses:
     Selling, marketing and distribution.....................      14,666       9,399            45,841      30,788
     General and administrative..............................       7,145       4,075            18,249      12,429
     Costs relating to activities associated
        with the Filofax acquisition.........................                                     1,072
                                                                ---------   ---------         ---------   ---------
     Total operating expenses................................      21,811      13,474            65,162      43,217
                                                                ---------   ---------         ---------   ---------

(Loss) income from operations................................      (5,503)      1,779             8,662      17,904
Net interest expense (income)................................       1,770          16             3,159         (49)
                                                                ---------   ---------         ---------   ----------

(Loss) income before (benefit) provision for income taxes....      (7,273)      1,763             5,503      17,953
(Benefit) provision for income taxes.........................      (2,708)        688             2,146       7,002
                                                                ----------  ---------         ---------   ---------
Net (loss) income............................................   $  (4,565)  $   1,075         $   3,357   $  10,951
                                                                ==========  =========         =========   =========

(Loss) earnings per common share:
     Basic...................................................   $   (0.38)  $    0.09         $   0.28    $   0.96
                                                                ==========  =========         ========    ========
     Diluted.................................................   $   (0.38)  $    0.09         $   0.27    $   0.88
                                                                ==========  =========         ========    ========

Weighted average number of common shares outstanding:
     Basic...................................................      11,900      11,571            11,904      11,452
                                                                =========   =========         =========   =========
     Diluted.................................................      11,900      12,520            12,474      12,452
                                                                =========   =========         =========   =========




                     See accompanying notes to consolidated
                             financial statements.


                        DAY RUNNER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)
                                                                                            Nine Months Ended
                                                                                                 March 31,
                                                                                                 ---------
                                                                                             1999        1998
                                                                                             ----        ----
Cash flows from operating activities:
    Net income....................................................................        $  3,357     $10,951
    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
       Depreciation and amortization..............................................           7,283       3,530
       Provision for doubtful accounts............................................              18
       Loss on disposal of property and equipment.................................              18
       Changes in operating assets and liabilities, net of acquisition of business:
          Accounts receivable.....................................................          22,125      14,404
          Inventories.............................................................           3,482      (9,694)
          Prepaid expenses and other current assets...............................            (923)        603
          Income taxes receivable.................................................             456        (809)
          Accounts payable........................................................          (3,906)     (4,016)
          Accrued expenses........................................................          (3,183)        430
          Income taxes payable....................................................           1,434      (1,049)
                                                                                         ---------   ---------
         Net cash provided by operating activities................................          30,161      14,350
                                                                                         ---------   ---------
Cash flows from investing activities:
    Acquisition of business.......................................................         (90,364)     (4,113)
    Acquisition of property and equipment.........................................          (7,425)     (3,824)
    Other assets..................................................................            (990)        (45)
                                                                                         ----------  ---------
         Net cash used in investing activities....................................         (98,779)     (7,982)
                                                                                         ----------  ---------
Cash flows from financing activities:
    Net borrowings (repayments) under lines of credit.............................          79,647      (1,224)
    Repayment of capital lease obligations........................................             (58)        (46)
    Borrowings under long-term liabilities........................................           2,416
    Repayments under long-term liabilities........................................                        (512)
    Net proceeds from issuance of common stock....................................             218       3,445
    Repurchase of common stock....................................................          (1,491)    (11,564)
                                                                                         ----------  ----------
         Net cash provided by (used in) financing activities......................          80,732      (9,901)
                                                                                         ---------   ----------
Effect of exchange rate changes on cash and cash equivalents......................            (237)        (62)
                                                                                         ----------  ----------
Net increase (decrease) in cash and cash equivalents..............................          11,877      (3,595)
Cash and cash equivalents, beginning of period....................................           2,923      15,550
                                                                                         ---------   ---------
Cash and cash equivalents, end of period..........................................       $  14,800   $  11,955
                                                                                         =========   =========

                     See accompanying notes to consolidated
                             financial statements.

                        DAY RUNNER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Three and nine months ended March 31, 1999 and 1998)


1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

         The accompanying consolidated balance sheet as of March 31, 1999, consolidated statements of operations for the three and nine months ended March 31, 1999 and 1998, and consolidated statements of cash flows for the nine months ended March 31, 1999 and 1998 are unaudited but, in the opinion of management, include all adjustments consisting of normal, recurring accruals necessary for a fair presentation of the financial position and the results of operations for such periods. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in the financial statements included herein are adequate to make the information therein not misleading. The financial statements included herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 1998, and the notes thereto, which are included in the Company's Annual Report on Form 10-K.

         The results of operations for the three and nine months ended March 31, 1999 and 1998 are not necessarily indicative of the results for a full year. The seasonality of the Company's financial results and the unpredictability of the factors affecting such seasonality make the Company's quarterly and yearly financial results difficult to predict and subject to significant fluctuation.

2.  INVENTORIES

         Inventories consist of the following (in thousands):

                                              March 31,             June 30,
                                                1999                  1998
                                                ----                  ----

         Raw materials...................  $   10,815             $   14,087
         Work in process.................       1,759                    831
         Finished goods..................      33,762                 22,692
                                           ----------             ----------
                  Total..................  $   46,336             $   37,610
                                           ==========             ==========

3.  LINES OF CREDIT

          On September 23, 1998, the Company entered into a $160,000,000 Revolving Loan Agreement (the "Loan Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). Effective November 24, 1998, this amount was reduced to $145,000,000. The loan facility was syndicated with a group of banks in December 1998. The Loan Agreement provides for borrowings through September 30, 2005 (the "Maturity Date"). Borrowings bear interest either at fixed rates based on the higher of Wells Fargo's prime rate and the Federal Funds Rate published by the Federal Reserve Bank of New York or at floating rates calculated by reference to the interest rates at which Wells Fargo offers deposits in U.S. dollars in amounts approximately equal to the amount of the relevant loan and for a period of time comparable to the number of days the relevant loan will remain outstanding, together with a margin. During the nine months ended March 31, 1999, the weighted average interest rate was 7.50%. Subject to the Company meeting certain EBITDA multiples, the maximum amount that may be outstanding under the Loan Agreement is $145,000,000 through December 31, 2000 and is reduced thereafter by $5,000,000 in calendar year 2001 and by $10,000,000 in each of the following calendar years up to the Maturity Date. During the nine months ended March 31, 1999, under the terms of the Loan Agreement, the Company paid Wells Fargo a financing fee of $1,200,000. The Company will also pay commitment fees for the unused portion of the loan facility during the term of the Loan Agreement and will pay certain legal, accounting and other fees and expenses in connection with the Loan Agreement. At March 31, 1999, the Company had $95,256,000 outstanding under this Loan Agreement.

         The Loan Agreement requires the Company to meet certain financial covenants, including: (i) a fixed charge coverage ratio of less than 2.00:1.00;
(ii) a funded debt ratio  declining  over the term from  3.75:1.00 to 2.50:1.00;
(iii) limits on annual capital expenditures increasing from $11,000,000 to $17,000,000 over the seven-year term; (iv) stockholders' equity, on a quarterly basis, of not less than (a) 50% of net income plus 75% of net cash proceeds from any stock issuances plus (b) the greater of $67,000,000 or 80% of stockholders' equity at March 31, 1999.

         The Company's Canadian subsidiary had a credit agreement with a Canadian bank which allowed for borrowings up to Canadian $3,000,000, bore interest at the bank's prime rate and was due and payable on demand. The borrowings under this credit agreement were repaid in full on October 22, 1998, and the Canadian subsidiary now borrows funds as a co-borrower under the Loan Agreement.


4. LOAN NOTES

         Loan Notes in the amount of (pound)1,477,000 (US $2,438,000) were issued in connection with the Filofax acquisition, are unsecured obligations of the Company's U.K. subsidiary and bear interest at 1% below LIBOR (5.39% at March 31, 1999). Interest on the Loan Notes is paid annually in arrears beginning September 30, 1999. The Loan Notes are redeemable, in whole or in part, at the holder's option on each interest payment date. Unless they have previously been redeemed, all Loan Notes will be redeemed on September 30, 2003.

5.  STOCKHOLDERS' EQUITY

         During the nine months ended March 31, 1999, certain employees exercised options to purchase an aggregate of 7,400 shares of the Company's Common Stock for an aggregate of approximately $58,000.

          During the nine months ended March 31, 1999, certain employees purchased an aggregate of 12,965 shares of the Company's Common Stock for an aggregate of approximately $160,000 under the Employee Stock Purchase Plan.

          During the nine months ended March 31, 1999, the Company repurchased 96,000 shares of its Common Stock at an average cost of $15.53 per share for an aggregate of approximately $1,491,000.

6.  EARNINGS PER SHARE

          Effective December 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which requires the Company to present basic and diluted earnings per share on the face of the income statement. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. The following reconciles the numerator and denominator of the basic and diluted per share computations for net (loss) income (in thousands, except per share amounts):


                                                  Three Months Ended                            Nine Months Ended
                                                       March 31,                                    March 31,
                                         ---------------------------------------    --------------------------------------
                                                1999                  1998                 1999                  1998
                                         -----------------      ----------------    -----------------     ----------------

Net (Loss) Income                              $(4,565)           $  1,075              $  3,357              $ 10,951
                                               ========           ========              ========              ========

Basic Weighted Average Shares
   Weighted average number of
     common shares outstanding                  11,900              11,571                11,904                11,452

Effect of Diluted Securities
   Additional shares from the assumed
     exercise of options and warrants                -               3,046                 2,628                 3,166
   Shares assumed to be repurchased
     under the treasury stock method                 -             (1,521)               (1,694)               (1,628)
   Non-qualified tax benefit                         -               (576)                 (364)                 (538)
                                               -------            --------              --------              --------

Diluted Weighted Average Shares
   Weighted average number of
     common shares outstanding and
     common share equivalents                   11,900              12,520                12,474                12,452
                                               =======            ========              ========              ========

Basic                                          $(0.38)            $   0.09             $    0.28              $   0.96
                                               ======             =========            =========              ========

Diluted                                        $(0.38)            $   0.09             $   0.27              $   0.88
                                               =======            =========             =========             ========

7.   COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130,
Reporting   Comprehensive   Income.  The  statement  establishes  standards  for
reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is summarized as follows:
                                                   Nine Months Ended March 31,
                                                   ---------------------------
                                                    1999                1998
                                                   --------           --------
         Net income                                $ 3,357             $10,951
         Foreign currency translation adjustment       279                  72
                                                   --------           --------
         Comprehensive income                      $ 3,636             $11,023
                                                   ========           ========

8.   ACQUISITION

         On October 30, 1998, the Company announced that it had control of a majority of the outstanding shares of Filofax Group plc ("Filofax") as a result of its previously announced cash tender offer for the Filofax stock. The Company acquired all the remaining outstanding shares of Filofax on December 26, 1998. This acquisition is being accounted for under the purchase method of accounting.


         The total purchase price of $92,802,000, which includes costs of the transaction, was paid in cash and Loan Notes (see Note 4). The Company borrowed the cash portion of this amount under a Loan Agreement with a group of banks (see Note 3).

         The following table sets forth the unaudited proforma condensed combined statements of income data for the nine months ended March 31, 1999 and 1998 as if the acquisition had occurred on July 1, 1997 (dollars in thousands):

                                                                                           Pro Forma Nine Months
                                                                                              Ended March 31,
                                                                                              ---------------

                                                                                       1999                   1998
                                                                                    ------------           -----------

Net sales                                                                           $    174,155          $    170,181
                                                                                    ============          ============

Income before provision for income taxes                                            $      7,090          $     22,134
                                                                                    ============          ============

Net income                                                                          $      4,325          $     13,502
                                                                                    ============          ============

Earnings per common share:
    Basic                                                                           $       0.36          $       1.18
                                                                                    ============          ============
    Diluted                                                                         $       0.35          $       1.08
                                                                                    ============          ============

Weighted average number of common shares outstanding:
    Basic                                                                                11,904                11,452
                                                                                    ===========            ==========
    Diluted                                                                              12,474                12,452
                                                                                    ===========            ==========

9.       FINANCIAL INSTRUMENTS

         On September 29, 1998, the Company entered into a call option in order to limit its foreign exchange risk on the purchase of Filofax shares, which were paid for in pound Sterling. The Company's objective was to protect itself from the risk that the purchase price of the Filofax shares would be adversely affected by changes in exchange rates. During the nine months ended March 31, 1999, the Company expensed $765,000 to operating expenses for the call option. At March 31, 1999, the Company had not entered into any additional financial instruments. The Company does not trade in financial instruments nor does it enter into such contracts for speculative purposes.

10.  STATEMENTS OF CASH FLOWS


         Supplemental disclosure of cash flow information (in thousands):

                                                     Nine Months Ended March 31,
                                                       1999             1998
                                                     ---------       ---------

             Cash paid during the period for:
               Interest                             $   2,249      $     196
               Income taxes, net of refunds
                  received                          $   1,190      $   8,883


         Supplemental disclosure of noncash investing and financing activities:

         During the nine months ended March 31, 1999, the Company had purchased 703,308 shares of Filofax's outstanding common stock by issuing (pound)1,477,000 (US $2,438,000) in Loan Notes(see Note 4) to former shareholders of Filofax.

          During the nine months ended March 31, 1999, the net cash expended by the Company in its acquisition of Filofax was used as follows (in thousands) (see Note 8):

         Fair value of assets acquired                           $   (117,157)
         Liabilities assumed                                           26,793
                                                                 ------------
         Cash paid                                               $    (90,364)
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

         Since the Company's introduction of the first Day Runner System organizer in 1982, the Company's revenues have been generated by sales primarily of organizers and planners and secondarily of refills. Since fiscal 1995, a majority of the Company's growth has resulted from sales of related organizing products, virtually all of which have been introduced since January 1, 1995. For a number of years the Company focused the great majority of its product development, sales and marketing efforts on the U.S. office products channel, which accounted for 27.5% of third quarter fiscal 1999 net sales and 35.6% of net sales for the nine months ended March 31, 1999, and the U.S. mass market channel, which accounted for 36.9% of third quarter fiscal 1999 net sales and 34.4% of net sales for the nine months ended March 31, 1999. With the October 30, 1998 acquisition of Filofax, the Company substantially increased its emphasis on markets outside the U.S. Sales to foreign customers accounted for 26.5% of third quarter fiscal 1999 net sales and 23.8% of net sales for the nine months ended March 31, 1999.

RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, the percentages that statement of operations items bear to net sales and the percentage change in the dollar amounts of such items.

                                                                                               Percentage Change
                                                                                               -----------------
                                                                                              Three        Nine
                                                            Percentage of Sales              Months       Months
                                                            -------------------              ------       ------
                                                          Three               Nine            Ended        Ended
                                                      Months Ended        Months Ended      March 31,     March 31,
                                                        March 31,           March 31,         1998         1998
                                                        ---------           ---------         ----         ----
                                                   1999       1998      1999      1998       to 1999      to 1999
                                                   ----       ----      ----      ----       -------      -------

Net sales........................................  100.0%    100.0%     100.0%   100.0%        23.2%       27.0%
Cost of goods sold...............................   55.0      48.1       50.3     47.7         40.8        33.9
                                                   -----     -----      -----    -----
Gross profit.....................................   45.0      51.9       49.7     52.3          6.9        20.8
                                                   -----     -----      -----    -----
Operating expenses:
   Selling, marketing and distribution...........   40.5      32.0       30.9     26.4         56.0        48.9
   General and administrative....................   19.7      13.8       12.3     10.6         75.3        46.8
   Costs relating to activities associated with
     the Filofax acquisition.....................                         0.7                   NA          NA
                                                   -----     -----      -----    -----
     Total operating expenses....................   60.2      45.8       43.9     37.0         61.9        50.8
                                                   -----     -----      -----    -----
(Loss) income from operations....................  (15.2)      6.1        5.8     15.3        (409.3)     (51.6)
Net interest expense (income)....................    4.9       0.1        2.1    (0.1)          NM         NM
                                                    ----      ----      -----   -------
(Loss) income before (benefit) provision for
   income taxes..................................  (20.1)      6.0         3.7    15.4        (512.5)     (69.3)
(Benefit) provision for income taxes.............   (7.5)      2.3        1.4      6.0        (493.6)     (69.4)
                                                   ------    -----      -----    -----
Net (loss) income................................  (12.6%)     3.7%       2.3%     9.4%       (524.7)     (69.3)
                                                   ======    =====      =====    =====


         The following tables set forth, for the periods indicated, the Company's approximate net sales by product category and distribution channel and as a percentage of total sales.


Product Category:

                                       Three Months Ended March 31,                 Nine Months Ended March 31,
                                       ----------------------------                 ---------------------------
                                         1999                 1998                  1999                 1998
                                         ----                 ----                  ----                 ----
                                                            (Unaudited; dollars in thousands)

Organizers and planners.........    $16,733    46.2%   $ 14,346     48.8%      $60,031     40.4%   $ 56,936     48.7%
Refills.........................     12,305    34.0       9,176     31.2        51,402     34.6      35,985     30.8
Related organizing products.....      7,178    19.8       5,866     20.0        37,079     25.0      23,993     20.5
                                    -------   ------    -------    -----      --------    -----    --------    -----
   Total........................    $36,216   100.0%    $29,388    100.0%     $148,512    100.0%   $116,914    100.0%
                                    =======   ======    =======    ======     ========    ======   ========    ======


Distribution Channel:

                                       Three Months Ended March 31,                 Nine Months Ended March 31,
                                       ----------------------------                 ---------------------------
                                         1999                 1998                  1999                 1998
                                         ----                 ----                  ----                 ----
                                                            (Unaudited; dollars in thousands)

Office products.................    $ 9,944    27.5%    $10,417     35.5%     $ 52,830     35.6%   $ 55,215     47.2%
Mass market.....................     13,377    36.9      13,052     44.4        51,164     34.4      44,908     38.4
Foreign customers...............      9,607    26.5       3,216     10.9        35,375     23.8       8,227      7.1
Other...........................      3,288   9.1         2,703      9.2         9,143      6.2       8,564      7.3
                                    -------   ------    -------     -----     --------    ------   --------    ------
   Total........................    $36,216   100.0%    $29,388    100.0%     $148,512    100.0%   $116,914    100.0%
                                    =======   ======    =======    ======     ========    ======   ========    ======


THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH
THE THREE MONTHS ENDED MARCH 31, 1998

          NET SALES. Net sales consist of revenues from gross product shipments net of allowances for returns, rebates and credits. In the third quarter of fiscal 1999, net sales increased by $6,828,000, or 23.2%, because of the Filofax acquisition but were lower than anticipated primarily because of inventory tightening on the part of a number of the Company's large U.S. customers. In the quarter ended March 31, 1999, sales of refills (which include calendars and accessories) grew by $3,129,000, or 34.1%; sales of organizers and planners increased by $2,387,000, or 16.6%; and sales of related organizing products grew by $1,312,000, or 22.4%. Product sales were primarily to mass market customers and secondarily to office products customers and to foreign customers. Sales to foreign customers grew by $6,391,000, or 198.7%; sales to miscellaneous customers grouped together as "other" increased by $585,000, or 21.6%; sales to mass market customers grew by $325,000, or 2.5%; and sales to office products customers declined by $473,000, or 4.5%.

          GROSS PROFIT. Gross profit is net sales less cost of goods sold, which is comprised of materials, labor and manufacturing overhead. Gross profit may be affected by, among other things, product mix, production levels, changes in vendor and customer prices and discounts, sales volume and growth rate, sales returns, purchasing and manufacturing efficiencies, tariffs, duties and inventory carrying costs. Gross profit as a percentage of sales decreased from 51.9% in the third quarter of fiscal 1998 to 45.0% in the third quarter of fiscal 1999 primarily because of an increase in the provision for sales returns. The increase is based upon recent higher sales returns experience, which the Company believes is related to the intensifying emphasis of retailers on shifting the inventory burden to manufacturers.

         OPERATING EXPENSES. Total operating expenses increased by $8,337,000, or 61.9%, in the third quarter of fiscal 1999 compared with the third quarter of fiscal 1998 and increased as a percentage of sales from 45.8% to 60.2%.

         Selling, marketing and distribution expenses increased by $5,267,000 primarily because of the addition of Filofax's expenses and grew from 32.0% to 40.5% as a percentage of sales primarily because of the Company's inability to absorb higher costs as a result of lower than anticipated sales. General and administrative expenses increased by $3,070,000 primarily because of the addition of Filofax's expenses, and increased from 13.8% to 19.7% as a percentage of sales primarily because of the Company's inability to absorb higher costs as a result of lower than anticipated sales.

          NET INTEREST EXPENSE (INCOME). Because of the increase in the Company's long-term liabilities, which was incurred primarily to finance the Filofax acquisition, net interest expense for the third quarter of fiscal 1999 was $1,770,000 compared with net interest expense of $16,000 for the third quarter of fiscal 1998. As a result of the bank debt and Loan Notes incurred in the Filofax acquisition, interest expense in future periods will be substantially higher than in the periods prior to September 30, 1998. (See Notes 3, 4 and 8 to Consolidated Financial Statements.)

          INCOME TAXES. The Company's third quarter fiscal 1999 effective tax rate was 37.2%, compared with 39.0% for the third quarter of fiscal 1998.

NINE MONTHS ENDED MARCH 31, 1999 COMPARED WITH
THE NINE MONTHS ENDED MARCH 31, 1998

          NET SALES. In the nine months ended March 31, 1999, net sales increased by $31,598,000, or 27.0%, primarily because of the Filofax acquisition and secondarily because of increased sales to mass market customers but were lower than anticipated primarily because of inventory tightening on the part of a number of the Company's large U.S. customers. In the nine months ended March 31, 1999, sales of refills grew by $15,417,000, or 42.8%; sales of related organizing products grew by $13,086,000, or 54.5%; and sales of organizers and planners increased by $3,095,000, or 5.4%. Product sales were primarily to office products customers and secondarily to mass market customers. Sales to foreign customers grew by $27,148,000, or 330.0%; sales to mass market customers grew by $6,256,000, or 13.9%; sales to office products customers declined by $2,385,000, or 4.3%; and sales to miscellaneous customers grouped together as "other" increased by $579,000, or 6.8%.

         GROSS PROFIT. Gross profit as a percentage of sales decreased from 52.3% in the first nine months of fiscal 1998 to 49.7% in the first nine months of fiscal 1999 primarily because of a shift in product mix to a higher proportion of lower priced products.

         OPERATING EXPENSES. Total operating expenses increased by $21,945,000, or 50.8%, in the first nine months of fiscal 1999 compared with the first nine months of fiscal 1998 and increased as a percentage of sales from 37.0% to 43.9%. Excluding the operating expense portion of the costs relating to activities associated with the Filofax acquisition, operating expenses for the nine months ended March 31, 1999 would have increased by $20,873,000 and would have been 43.2% of sales.

          Selling, marketing and distribution expenses increased by $15,053,000 primarily because of the addition of Filofax's expenses and secondarily because of costs associated with new and recently introduced products. These expenses grew from 26.4% to 30.9% as a percentage of sales primarily because of costs associated with new and recently introduced products. General and administrative expenses increased by $5,820,000 primarily because of the addition of Filofax's expenses and increased from 10.6% to 12.3% as a percentage of sales primarily because the addition of Filofax's expenses and secondarily because of the Company's inability to absorb higher costs as a result of lower than anticipated sales.

          NET INTEREST EXPENSE (INCOME). Because of the increase in the Company's long-term liabilities, which was incurred primarily to finance the Filofax acquisition, net interest expense for the first nine months of fiscal 1999 was $3,159,000 compared with net interest income of $49,000 for the first nine months of fiscal 1998. As a result of the bank debt and Loan Notes incurred in the Filofax acquisition, interest expense in future periods will be substantially higher than in the periods prior to September 30, 1998. (See Notes 3, 4 and 8 to Consolidated Financial Statements.)

          INCOME TAXES. The Company's effective tax rate was 39.0% for both the first nine months of fiscal 1999 and the first nine months of fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents at March 31, 1999 increased to $14,800,000 from $2,923,000 at June 30, 1998. During the nine months ended March 31, 1999, net cash of $30,161,000 and $80,732,000 provided by operating activities and financing activities, respectively, was partially offset by net cash of $98,779,000 used in investing activities.

         Of the $30,161,000 net amount provided by the Company's operating activities, $3,357,000 was provided by net income, $7,283,000 was provided by depreciation and amortization, $22,125,000 was provided by a decrease in accounts receivable and $3,482,000 was provided by a decrease in inventories. These amounts were partially offset by a decrease of $3,906,000 in accounts payable and a decrease of $3,183,000 in accrued expenses.

         Accounts receivable (net) at March 31, 1999 decreased by 23.2% from the fiscal 1998 year-end amount primarily because of a decrease in sales. Compared to the March 31, 1998 amount, accounts receivable (net) increased by 226.7% primarily because of the lengthening of the average collection period of accounts receivable related to increased chargebacks on the part of certain of the Company's large customers that have been intensifying their focus on inventory management and secondarily because of the Filofax acquisition. The average collection period of accounts receivable at March 31, 1999 was 54 days, compared with 45 and 46 days at June 30, 1998 and March 31, 1998, respectively.

         Inventories at March 31, 1999 increased by 23.2% from the fiscal 1998 year-end amount and by 26.9% compared with the March 31, 1998 amount because of the inventories of Filofax, which the Company acquired during the second quarter of fiscal 1999.

         Of the $98,779,000 net amount used in the Company's investing activities, $90,364,000 was used to acquire Filofax, and $7,425,000 was used to acquire primarily machinery and equipment and secondarily data processing equipment and software.

         Of the $80,732,000 net amount provided by the Company's financing activities, $79,647,000 was provided by borrowings under the Company's line of credit which amount was partially offset by $1,491,000 used to repurchase 96,000 shares of the Company's Common Stock.

          At March 31, 1999, the Company had $95,256,000 outstanding under its $145,000,000 bank line of credit (the "Loan Agreement"). Borrowings under this Loan Agreement bear interest either at fixed rates based on the higher of the bank's prime rate and the Federal Funds Rate published by the Federal Reserve Bank of New York or at floating rates calculated by reference to the interest rates at which the bank offers deposits in U.S. dollars in amounts approximately equal to the amount of the relevant loan and for a period of time comparable to the number of days the relevant loan will remain outstanding, together with a margin. During the nine months ended March 31, 1999, the weighted average interest rate was 7.50%. Subject to the Company meeting certain EBITDA multiples, the maximum amount that may be outstanding under the Loan Agreement is $145,000,000 through December 31, 2000. Thereafter, the maximum amount of borrowings that may be outstanding under the Loan Agreement is reduced by $5,000,000 in calendar 2001 and by $10,000,000 in each of the following calendar years up to September 30, 2005. (See Note 3 to Consolidated Financial Statements.)

         On October 30, 1998, the Company announced that it had control of a majority of the outstanding shares of Filofax as a result of its previously announced cash tender offer for the Filofax stock. As of December 26, 1998, the Company had acquired 100% of the outstanding shares of Filofax. This acquisition is being accounted for under the purchase method of accounting. The Company currently estimates that the aggregate fees and expenses of the transaction, including investment banking, legal, accounting and other fees and expenses, will be $5,000,000 to $6,000,000. The fees and expenses, as well as payments for the Filofax shares, have been and will be paid with available cash, borrowings under the Loan Agreement and the Loan Notes. (See Notes 3, 4 and 8 to Consolidated Financial Statements.)

         The Company has not incurred significant gains or losses from foreign currency exchange rate fluctuations. The continuing expansion of the Company's international operations could, however, result in larger gains or losses as a result of fluctuations in foreign currency exchange rates as those subsidiaries conduct business in whole or in part in foreign currencies. The Company's exposure to the impact of interest changes and foreign currency fluctuations has increased as a result of its acquisition of Filofax because the acquisition has significantly expanded the Company's international operations and because a portion of the debt incurred to fund the acquisition is in pounds Sterling. The Company entered into a call option with respect to the purchase of Filofax shares in the tender offer to limit the effect of exchange rate fluctuations. The Company may in the future enter into foreign currency exchange contracts, call options, swap agreements or other financial instruments as hedges to moderate the impact of foreign currency fluctuations. The Company does not trade in financial instrument, nor does it enter into such contracts for speculative purposes.

         A single currency called the euro was introduced in certain countries in Europe on January 1, 1999, but will not, at least in the foreseeable future, be introduced in the United Kingdom. The use of a single currency may affect the ability of Day Runner and other companies to price their products differently in various European markets. The Company is evaluating the impact of the single currency in these markets.

          The Company believes that cash flows from operations, vendor credit, its existing working capital and its bank line of credit will be sufficient to satisfy the Company's anticipated cash requirements at least through the next 12 months. Nonetheless, the Company may seek additional sources of capital as necessary or appropriate to finance acquisitions or to otherwise finance the Company's growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.

YEAR 2000

         The Year 2000 issue refers to the inability of certain computer systems, as well as certain hardware and equipment containing date-sensitive data, to recognize accurately dates commencing on or after January 1, 2000, and even possibly certain dates in 1999. This has the potential to affect the operation of these systems adversely and materially. The Company has identified four phases in its Year 2000 compliance efforts: discovery; assessment; remediation; and applicable testing and verification. The Company has completed the discovery and assessment phases for its own systems and applications, has substantially completed the remediation phase and expects to complete the remediation and applicable testing and verification phases by June 30, 1999. The Company believes that by modifying existing software and converting to new software for certain tasks it can prevent the Year 2000 transition from posing significant internal operational problems.

         The Company currently estimates that total costs related to the Year 2000 issue will be approximately $2,000,000 to $2,750,000, of which approximately $1,285,000 had been incurred as of March 31, 1999. The Company does not anticipate that the costs of these modifications and conversions will be material to its financial position or results of operations. Expenditures will be expensed or capitalized as appropriate.

         The Company is surveying its vendors, customers and others on whom it relies to assess their state of Year 2000 readiness. However, there can be no assurance that the systems of other parties on which the Company's systems rely will also be compliant or that any failure to be compliant in this area by another party will not have an adverse effect on the Company's systems. Furthermore, no assurance can be given that any or all of the Company's systems are or will be Year 2000 compliant, that the ultimate costs required to address the Year 2000 issue will not exceed the amounts indicated above, or that the impact of any failure to achieve substantial Year 2000 compliance will not have a materially adverse effect on the Company's financial condition.

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

PART II --OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders

          (a) On November 23, 1998, the Company held its 1998 Annual Meeting of Stockholders (the "Annual Meeting").

          (b) At the Annual Meeting, the Company's stockholders elected the following persons as directors of the Company. The number of votes cast for each director, as well as the number of votes withheld, are listed opposite each director's name.

                                  Name                               Votes
                                   of                              Cast for                             Votes
                                Director                           Director                           Withheld
                                --------                           --------                           --------

                             James E. Freeman, Jr.                10,641,953                           67,297
                             James P. Higgins                     10,648,950                           60,300
                             Jill Tate Higgins                    10,649,570                           59,680
                             Charles Miller                       10,648,970                           60,280
                             Alan R. Rachlin                      10,649,670                           59,580
                             Mark A.  Vidovich                    10,649,670                           59,580
                             Boyd I. Willat                       10,649,870                           59,380
                             Felice Willat                        10,648,994                           60,256

          (c) At the Annual Meeting, the stockholders approved, with 9,743,930 votes cast in favor, 944,790 votes cast against, 20,530 abstentions and 0 broker nonvotes, the amendment to the Company's 1995 Stock Option Plan to increase the aggregate number of shares authorized for issuance thereunder from 1,550,000 to 1,925,000 shares.

          (d) At the Annual Meeting, the stockholders approved, with 8,803,836 cast in favor, 1,799,993 cast against, 27,463 abstentions and 77,958 broker non-votes, the Company's Non-Employee Director Stock Option Plan.

          (e) At the Annual Meeting, with 10,656,681 votes cast in favor, 33,402 votes cast against and 19,167 abstentions, the stockholders ratified the appointment of Deloitte & Touche as independent auditors for the Company for the fiscal year ending June 30, 1999.

Item 6.           Exhibits and Reports on Form 8-K

(a)               Exhibits

                  3.1 Certificate of Incorporation of the Registrant, as amended(1)

                  3.2      Bylaws of the Registrant(2)

                  10.1     Amendment No. 3 to 1995 Stock Option Plan(3)

                  10.2     Non-Employee Director Stock Option Plan(3)

                  27.1     Financial Data Schedule

                  (b)      Reports on Form 8-K

                  1) On January 19, 1999, the Company filed with the Commission a Current Report on Form 8-K/A.








(1) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on May 15, 1998.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-19835) filed with the Commission on August 5, 1993.
(3) Incorporated by reference to the Registrant's Registration Statement on Form S-8(Registration No.333-69023) filed with the Commission on December 16, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Date:  May 14, 1999

                                          Day Runner, Inc.



                                      By: /s/ JAMES E. FREEMAN JR.
                                          --------------------------------------
                                            James E. Freeman, Jr.
                                              Chief Executive Officer




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