Form 10-Q/A
period 1998-09-30
DAY RUNNER INC
filed 1999-09-15
CIK 853102

FORM 10-Q/A
                                 AMENDMENT NO. 1
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

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

                                  Yes |X| No|_|

         Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date:

            Class               Number of Shares Outstanding at November 9, 1998
------------------------------  ------------------------------------------------
Common Stock, $0.001 par value                        11,880,098



                                DAY RUNNER, INC.

                                      INDEX


                                                                                                            Page Reference

COVER PAGE.......................................................................................             1

INDEX    ........................................................................................             2

PART I -- FINANCIAL INFORMATION

         Item 1.     Consolidated Financial Statements

                     Consolidated Balance Sheets
                       September 30, 1998 and June 30, 1998......................................             3

                     Consolidated Statements of Income
                       Three Months Ended September 30, 1998 and 1997............................             4

                     Consolidated Statements of Cash Flows
                       Three Months Ended September 30, 1998 and 1997............................             5

                     Notes to Consolidated Financial Statements..................................             6

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations...............................            11

PART II -- OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K............................................            18

SIGNATURES.......................................................................................            19



PART I -- FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.
                        DAY RUNNER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                     ASSETS
                                                                                         September 30,     June 30,
                                                                                            1998            1998
                                                                                        ----------         ------
                                                                                      (As Restated -
                                                                                       See Note 11)
Current assets:
     Cash and cash equivalents.......................................................    $   1,449        $   2,923
     Accounts receivable (net of allowances for doubtful accounts and sales returns and other allowances of $8,098 and $9,942 at September 30, 1998 and
          June 30, 1998, respectively)...............................................       34,373           32,542
     Inventories.....................................................................       39,485           37,610
     Prepaid expenses and other current assets.......................................        3,418            1,670
     Income taxes receivable.........................................................          474            2,606
     Deferred income taxes...........................................................        7,218            7,218
                                                                                         ---------        ---------
          Total current assets.......................................................       86,417           84,569
Property and equipment -- net........................................................       13,857           11,888
Investment in Filofax................................................................        4,794
Other assets (net of accumulated amortization of $286 and $196 at September 30,
     1998 and June 30, 1998, respectively)...........................................        4,826            4,722
                                                                                         ---------        ---------
Total assets.........................................................................    $ 109,894        $ 101,179
                                                                                         =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Lines of credit.................................................................     $  1,943        $   2,716
     Accounts payable................................................................       11,913            9,969
     Accrued expenses................................................................       18,804           13,876
     Current portion of capital lease obligations and long-term debt.................           24               33
                                                                                         ---------        ---------
          Total current liabilities..................................................       32,684           26,594
                                                                                         ---------        ---------
Long-term liabilities:
     Capital lease obligations.......................................................            6               53
                                                                                         ---------        ---------
Stockholders' equity:
     Preferred stock (1,000,000 shares authorized, $0.001 par value; no shares issued or outstanding).............................................................
     Common stock (29,000,000  shares authorized,  $0.001 par value;  13,677,886 and 13,677,386  issued and  11,880,098  and  11,955,598  outstanding at
         September
          30, 1998 and June 30, 1998, respectively)..................................           14               14
     Additional paid-in capital......................................................       34,448           34,445
     Retained earnings...............................................................       68,745           65,076
     Cumulative translation adjustment...............................................          376              102
     Treasury stock: at cost (1,797,788 and 1,721,788 shares at September 30, 1998
         and June 30, 1998, respectively)............................................      (26,379)         (25,105)
                                                                                         ---------        ---------
          Total stockholders' equity.................................................       77,204           74,532
                                                                                         ---------        ---------
Total liabilities and stockholders' equity...........................................    $ 109,894        $ 101,179
                                                                                         =========        =========


                               See accompanying notes to consolidated  financial statements.





                        DAY RUNNER, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                               Three Months Ended
                                                                                                   September 30,
                                                                                                 1998       1997
                                                                                                 ----       ----
                                                                                             (As Restated-
                                                                                              See Note 11)

Net sales...............................................................................      $  47,731   $  38,138
Cost of goods sold......................................................................         24,860      18,032
                                                                                              ---------   ---------
Gross profit............................................................................         22,871      20,106
                                                                                              ---------   ---------

Operating expenses:
     Selling, marketing and distribution................................................         12,265       9,302
     General and administrative.........................................................          4,657       3,764
                                                                                              ---------   ---------
       Total operating expenses.........................................................         16,922      13,066
                                                                                              ---------   ---------

Income from operations..................................................................          5,949       7,040
Net interest expense (income)...........................................................             33         (95)
                                                                                              ---------   ----------

Income before provision for income taxes................................................          5,916       7,135
Provision for income taxes..............................................................          2,247       2,783
                                                                                              ---------   ---------
Net income..............................................................................      $   3,669   $   4,352
                                                                                              =========   =========

Earnings per common share:
     Basic..............................................................................      $    0.31   $    0.38
                                                                                              =========    =========
     Diluted............................................................................      $    0.29   $    0.35
                                                                                              =========    =========

Weighted average number of common shares outstanding:
     Basic..............................................................................         11,931       11,513
                                                                                              =========    =========
     Diluted............................................................................         12,656       12,511
                                                                                              =========    =========


          See accompanying notes to consolidated financial statements.






                        DAY RUNNER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                           Three Months Ended
                                                                                               September 30,
                                                                                             1998        1997
                                                                                             ----        ----
                                                                                         (As Restated-
                                                                                          See Note 11)
Cash flows from operating activities:
    Net income....................................................................        $  3,669     $ 4,352
    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
       Depreciation and amortization..............................................           1,733       1,074
       Changes in operating assets and liabilities:
          Accounts receivable.....................................................          (1,897)     (1,931)
          Inventories.............................................................          (2,017)     (4,160)
          Prepaid expenses and other current assets...............................          (1,748)         40
          Income taxes receivable.................................................           2,021
          Accounts payable........................................................           2,255       2,063
          Accrued expenses........................................................             (50)      1,938
          Income taxes payable....................................................             110       1,719
                                                                                         ---------   ---------
Net cash provided by operating activities.........................................           4,076       5,095
                                                                                         ---------   ---------
Cash flows from investing activities:
    Purchase of business..........................................................                        (318)
    Acquisition of property and equipment.........................................          (3,656)       (897)
    Other assets..................................................................                         (38)
                                                                                         ---------   ----------
         Net cash used in investing activities....................................          (3,656)     (1,253)
                                                                                         ----------  ----------
Cash flows from financing activities:
    Net repayment under lines of credit...........................................            (708)       (888)
    Repayment of capital lease obligations........................................             (56)        (33)
    Net proceeds from issuance of common stock....................................               3       1,178
    Repurchase of common stock....................................................          (1,274)    (11,565)
                                                                                         ----------  ----------
         Net cash used in financing activities....................................          (2,035)    (11,308)
                                                                                         ----------  ----------
Effect of exchange rate changes on cash...........................................             141          (4)
                                                                                         ---------   ----------
Net decrease in cash and cash equivalents.........................................          (1,474)     (7,470)
Cash and cash equivalents at beginning of period..................................           2,923      15,550
                                                                                         ---------   ---------
Cash and cash equivalents at end of period........................................       $   1,449   $   8,080
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

2.  INVENTORIES

         Inventories consist of the following (in thousands):

                                            September 30,           June 30,
                                                1998                  1998

         Raw materials...................  $    9,707             $   14,087
         Work in process.................         593                    831
         Finished goods..................      29,185                 22,692
                                           ----------             ----------
                  Total..................  $   39,485             $   37,610
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


                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                  1998                  1997
                                               ------------         ------------

NET INCOME                                     $     3,669           $    4,352
                                               ===========           ===========

BASIC WEIGHTED AVERAGE SHARES
   Weighted average number of
     common shares outstanding                      11,931               11,513

EFFECT OF DILUTIVE SECURITIES
   Additional shares from the assumed
     exercise of options and warrants                2,866                3,118
Shares assumed to be repurchased
     under the treasury stock method                (2,141)              (2,120)
                                               -----------           ----------

DILUTED WEIGHTED AVERAGE SHARES
   Weighted average number of
     common shares outstanding and
     common share equivalents                       12,656               12,511
                                               ===========           ==========

Basic                                          $      0.31           $     0.38
                                               ===========           ==========

Diluted                                        $      0.29           $     0.35
                                               ===========           ==========

7.   COMPREHENSIVE INCOME

          In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 REPORTING COMPREHENSIVE INCOME. The statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is summarized as follows:

                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                       1998                 1997
                                                                   -------------      -------------
         Net income                                                $   3,669          $   4,352
         Foreign currency translation adjustment                         274                (52)
                                                                   -------------      -------------
         Comprehensive income                                      $   3,943          $   4,300
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

9.       FINANCIAL INSTRUMENT

         On September 29, 1998, the Company entered into a call option in order to limit its foreign exchange risk on the purchase of Filofax shares, which will be paid for in pound sterling. The Company's objective is to protect itself from the risk that the purchase price of the Filofax shares will be adversely affected by changes in exchange rates. At September 30, 1998, the Company had $775,000 in a call option which is included in prepaid expenses and other current assets in the consolidated financial statements. The Company does not trade in financial instruments nor does it enter into such contracts for speculative purposes.

10.  STATEMENTS OF CASH FLOW


         Supplemental disclosure of cash flow information (in thousands):

                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                   1998               1997
                                               ---------------------------------

             Cash paid during the period for:
               Interest                          $   36             $   52
               Income taxes                      $   44             $1,007


         Supplemental disclosure of noncash investing and financing activities:

         As of September 30, 1998, the Company had purchased 1,400,000 shares of Filofax stock for approximately (pound)2,821,000 (approximately US $4,794,000). This transaction was settled on October 1, 1998 and is included in Investment in Filofax and accrued liabilities in the consolidated balance sheet.

11.  RESTATEMENT

          Subsequent to the issuance of the Company's financial statements on Form 10-Q for the three months ended September 30, 1998, the Company discovered errors related to the treatment of manufacturing variances and certain other costs. These cost accounting errors had the effect of overstating inventory and understating cost of goods sold as of and for the three months ended September 30, 1998.

          As a result, the accompanying financial statements as of and for the three months ended September 30, 1998 have been restated from amounts previously reported to properly record these transactions. The effects of the restatement are disclosed below and have been properly reflected herein. A summary of the significant effects of the restatement is as follows:



                                    Previously Reported                Restated
                                    --------------------              ----------

As of September 30, 1998:
Inventory                                   $ 41,665                  $ 39,485
Retained earnings                           $ 70,096                  $ 68,745

Three months ended September 30, 1998:
Cost of goods sold                          $ 22,680                  $ 24,860
Income before provision for income taxes    $  8,096                  $  5,916
Net income                                  $  5,020                  $  3,669
Earnings per common share:
Basic                                       $   0.42                  $   0.31
Diluted                                     $   0.40                  $   0.29

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

RESTATEMENT

          Subsequent to the issuance of the Company's financial statements on Form 10-Q for the three months ended September 30, 1998, the Company discovered errors related to the treatment of manufacturing variances and certain other costs. These cost accounting errors had the effect of overstating inventory and understanding cost of goods sold as of and for the three months ended September 30, 1998. As a result, the financial statements as of and for the three months ended September 30, 1998 have been restated from amounts previously reported to properly record these transactions. The effects of the restatement have been disclosed in the Notes to the Consolidated Financial Statements and have been properly reflected herein.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages that income statement items bear to net sales and the percentage change in the dollar amounts of such items.

                                                                                                      Percentage
                                                                               Percentage                Change
                                                                                of Sales                 Three
                                                                            Three Months Ended        Months Ended
                                                                              September 30,           September 30,
                                                                            1998          1997        1998 to 1997
                                                                           -----         -----        ------------
Net sales..............................................................   100.0%          100.0%          25.2%
Cost of goods sold.....................................................    52.1            47.3           37.9
                                                                          -----           -----
Gross profit...........................................................    47.9            52.7           13.8
                                                                          -----           -----
Operating expenses:
    Selling, marketing and distribution................................    25.7            24.4           31.9
    General and administrative.........................................     9.8              9.9          23.7
                                                                          -----          -------
       Total operating expenses........................................    35.5            34.3           29.5
                                                                          -----           -----
Income from operations.................................................    12.4            18.4          (15.5)
Net interest expense (income)..........................................     0.0           (0.3)         (134.7)
                                                                           ----           -----         ------
Income before provision for income taxes...............................    12.4            18.7          (17.1)
Provision for income taxes.............................................     4.7             7.3          (19.3)
                                                                           ----            ----
Net income.............................................................     7.7%           11.4%         (15.7)
                                                                            ===           =====


         The following tables set forth, for the periods indicated, the Company's approximate net sales by product category and distribution channel and as a percentage of total sales.


                                                                    Three Months Ended September 30,
PRODUCT CATEGORY:                                                            1998              1997
-----------------                                                            ----              ----
                                                                    (unaudited; dollars in thousands)
Organizers and planners..............................     $ 17,068       35.8%        $  21,188       55.6%
Refills..............................................       17,048       35.7            10,875       28.5
Related organizing products..........................       13,615       28.5             6,075       15.9
                                                          --------      -----         ---------      -----
    Total............................................     $ 47,731      100.0%        $  38,138      100.0%
                                                          ========      =====         =========      =====



                                                                    Three Months Ended September 30,
DISTRIBUTION CHANNEL:                                                        1998       1997
---------------------                                                        ----       ----
                                                                    (unaudited; dollars in thousands)
Office products......................................   $   21,660       45.4%        $  17,924       47.0%
Mass market..........................................       19,648       41.1            15,750       41.3
Foreign customers....................................        4,232        8.9             2,415        6.3
Other................................................        2,191        4.6             2,049        5.4
                                                        ----------       -----        ---------       ----
    Total............................................   $   47,731      100.0%        $  38,138      100.0%
                                                        ==========      =====         =========      =====


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

          GROSS PROFIT. Gross profit is net sales less cost of goods sold, which is comprised of materials, labor and manufacturing overhead. Gross profit may be affected by, among other things, product mix, production levels, changes in vendor and customer prices and discounts, sales volume and growth rate, sales returns, purchasing and manufacturing efficiencies, tariffs, duties and inventory carrying costs. Gross profit as a percentage of sales decreased from 52.7% in the first quarter of fiscal 1998 to 47.9% in the first quarter of fiscal 1999 primarily because of a shift in product mix to lower margin products for the parent company and certain of its subsidiaries.

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

         Of the $4,076,000 net amount provided by the Company's operating activities, $3,669,000 was provided by net income, $2,255,000 was provided by an increase in accounts payable, $2,021,000 was provided by a decrease in income taxes receivable, and $1,733,000 was provided by depreciation and amortization. These amounts were partially offset by an increase of $2,017,000 in inventories, an increase of $1,897,000 in accounts receivable and an increase of $1,748,000 in prepaid expenses and other current assets.

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

         Inventories at September 30, 1998 increased by 5.0% from the fiscal 1998 year-end amount and by 36.9% compared with the September 30, 1997 amount primarily because of the inventories of the companies Day Runner acquired during fiscal 1998 and its new Australian subsidiary and secondarily because of new and recently introduced products.

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

                  10.3     1999 Officer Bonus Plan(3)

                  27.1     Financial Data Schedule

                  (b)      Reports on Form 8-K

                  1)       On  September  24, 1998,  the Company  filed with the
                           Commission a Current Report on Form 8-K reporting the
                           Company's cash tender offer for Filofax and its entering into a related Revolving Loan Agreement with Wells Fargo Bank, National Association.

                  2)       On  September  25, 1998,  the Company  filed with the
                           Commission a Current Report on Form 8-K reporting that the Company had reached agreement with the Board of Directors of Filofax regarding the terms of the Company's cash tender offer for Filofax.




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

                                  Date:  September 14, 1999

                                         DAY RUNNER, INC.



                                         By:  /s/ JAMES E. FREEMAN JR.
                                         --------------------------------------
                                            James E. Freeman, Jr.
                                             Chief Executive Officer




                                         By:     /s/ DENNIS K. MARQUARDT
                                         ---------------------------------------
                                             Dennis K. Marquardt
                                               Executive Vice President, Finance
                                                & Administration and
                                                 Chief Financial Officer