Form 10-Q/A
period 1998-12-31
DAY RUNNER INC
filed 1999-09-15
CIK 853102

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

                                  Yes |X| No|_|

         Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date:

         Class                 Number of Shares Outstanding at February 10, 1999
-----------------------------  -------------------------------------------------
Common Stock, $0.001 par value                    11,899,963




                                       DAY RUNNER, INC.

                                            INDEX


                                                                                                     Page Reference

COVER PAGE.......................................................................................             1

INDEX    ........................................................................................             2

PART I -- FINANCIAL INFORMATION

         Item 1.     Consolidated Financial Statements

                     Consolidated Balance Sheets
                       December 31, 1998 and June 30, 1998.......................................             3

                     Consolidated Statements of Income
                       Three and Six Months Ended December 31, 1998 and 1997.....................             4

                     Consolidated Statements of Cash Flows
                       Six Months Ended December 31, 1998 and 1997...............................             5

                     Notes to Consolidated Financial Statements..................................             6

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations...............................            11

PART II -- OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K............................................            18

SIGNATURES.......................................................................................            19


PART I -- FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                              DAY RUNNER, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)
                                    (DOLLARS IN THOUSANDS)
                                            ASSETS
                                                                                         December 31,      June 30,
                                                                                            1998            1998
                                                                                        -------------       -------
                                                                                       (As Restated -
                                                                                        See Note 11)
Current assets:
     Cash and cash equivalents.......................................................    $  25,253         $  2,923
     Accounts  receivable  (net of  allowances  for doubtful  accounts and sales returns and other allowances of $8,654 and $9,942 at December 31, 1998
          and
          June 30, 1998, respectively)...............................................       48,580           32,542
     Inventories.....................................................................       44,301           37,610
     Prepaid expenses and other current assets.......................................        4,830            1,670
     Income taxes receivable.........................................................            9            2,606
     Deferred income taxes...........................................................        7,218            7,218
                                                                                         ---------        ---------
          Total current assets.......................................................      130,191           84,569
Property and equipment -- net........................................................       17,793           11,888
Goodwill (net of accumulated amortization of $648 and $108 at December 31, 1998
     and June 30, 1998, respectively)................................................       86,807            3,564
Other assets (net of accumulated amortization of $132 and $60 at December 31,
     1998 and June 30, 1998, respectively)...........................................        2,120            1,158
                                                                                         ---------        ---------
Total assets.........................................................................    $ 236,911        $ 101,179
                                                                                         =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Lines of credit.................................................................
$    2,716
     Accounts payable................................................................     $  9,095            9,969
     Accrued expenses................................................................       25,004           13,876
     Income taxes payable............................................................        2,768
     Current portion of capital lease obligations....................................           32               33
                                                                                         ---------        ---------
          Total current liabilities..................................................       36,899           26,594
                                                                                         ---------        ---------
Long-term liabilities:
     Capital lease obligations.......................................................                            53
     Line of credit..................................................................      118,351
     Loan notes......................................................................        2,457
                                                                                         ---------        ---------
       Total long-term liabilities...................................................      120,808               53
                                                                                         ---------        ---------
Stockholders' equity:
     Preferred stock (1,000,000 shares authorized, $0.001 par value; no shares issued or outstanding).............................................................
     Common stock (29,000,000  shares authorized,  $0.001 par value;  13,697,001 and 13,677,386  issued and  11,899,213  and  11,955,598  outstanding at
         December
          31, 1998 and June 30, 1998, respectively)..................................           14               14
     Additional paid-in capital......................................................       34,658           34,445
     Retained earnings...............................................................       70,775           65,076
     Cumulative translation adjustment...............................................          136              102
     Treasury stock: at cost (1,797,788 and 1,721,788 shares at December 31, 1998
         and June 30, 1998, respectively)............................................      (26,379)         (25,105)
                                                                                         ---------        ---------
          Total stockholders' equity.................................................       79,204           74,532
                                                                                         ---------        ---------
Total liabilities and stockholders' equity...........................................    $ 236,911        $ 101,179
                                                                                         =========        =========


                 See accompanying notes to consolidated financial statements.



                              DAY RUNNER, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                                         (UNAUDITED)
                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  Three Months Ended            Six Months Ended
                                                                     December 31,                  December 31,
                                                                    1998        1997             1998       1997
                                                                    ----        ----             ----       ----
                                                                 (As Restated-                (As Restated-
                                                                 See Note 11)                  See Note 11)
Net sales....................................................   $  64,565   $  49,388         $ 112,296   $  87,526
Cost of goods sold...........................................      33,506      23,626            58,366      41,658
                                                                ---------   ---------         ---------   ---------
Gross profit.................................................      31,059      25,762            53,930      45,868
                                                                ---------   ---------         ---------   ---------

Operating expenses:
     Selling, marketing and distribution.....................      18,910      12,087            31,175      21,389
     General and administrative..............................       6,447       4,590            11,104       8,354
     Costs relating to activities associated
        with the Filofax acquisition.........................       1,072                         1,072
                                                                ---------   ---------         ---------   ---------
     Total operating expenses................................      26,429      16,677            43,351      29,743
                                                                ---------   ---------         ---------   ---------

Income from operations.......................................       4,630       9,085            10,579      16,125
Net interest expense (income)................................       1,356          30             1,389         (65)
                                                                ---------   ---------         ---------   ----------

Income before provision for income taxes.....................       3,274       9,055             9,190      16,190
Provision for income taxes...................................       1,244       3,531             3,491       6,314
                                                                ---------   ---------         ---------   ---------
Net income...................................................    $  2,030    $  5,524          $  5,699    $  9,876
                                                                 ========    ========          ========    ========

Earnings per common share:
     Basic...................................................   $    0.17    $   0.49          $   0.48      $  0.87
                                                                =========    ========          ========      =======

     Diluted.................................................   $    0.16   $    0.45          $   0.45      $  0.80
                                                                =========   =========          ========      =======

Weighted average number of common shares outstanding:
     Basic...................................................      11,883      11,273            11,907      11,393
                                                                =========   =========         =========   =========
     Diluted.................................................      12,564      12,323            12,619      12,415
                                                                =========   =========         =========   =========








                 See accompanying notes to consolidated financial statements.





                              DAY RUNNER, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                    (DOLLARS IN THOUSANDS)

                                                                                            Six Months Ended
                                                                                               December 31,
                                                                                            1998         1997
                                                                                            ----         ----
                                                                                       (As Restated -
                                                                                        See Note 11)
Cash flows from operating activities:
    Net income....................................................................        $  5,699    $  9,876
    Adjustments  to  reconcile  net  income  to net cash  provided  by (used in)
      operating activities:
       Depreciation and amortization..............................................           4,478       2,255
       Provision for losses on accounts receivable................................              12
       Changes in operating assets and liabilities, net of acquisition:
          Accounts receivable.....................................................          (1,482)       (959)
          Inventories.............................................................           5,882      (4,423)
          Prepaid expenses and other current assets...............................            (785)        293
Income taxes receivable...........................................................           2,646
          Accounts payable........................................................          (4,951)     (2,657)
          Accrued expenses........................................................           3,294       5,011
          Income taxes payable....................................................           1,398       2,261
                                                                                         ---------   ---------
Net cash provided by operating activities.........................................          16,191      11,657
                                                                                         ---------   ---------
Cash flows from investing activities:
    Purchase of business..........................................................         (88,764)     (2,080)
    Acquisition of property and equipment.........................................          (6,002)     (2,565)
    Other assets..................................................................            (385)         (6)
                                                                                         ---------   ---------
         Net cash used in investing activities....................................         (95,151)     (4,651)
                                                                                         ---------   ---------
Cash flows from financing activities:
    Net borrowings (repayments) under lines of credit.............................         102,146      (2,697)
    Repayment of capital lease obligations........................................             (53)        (39)
    Repayment of long-term debt...................................................                        (678)
    Net proceeds from issuance of common stock....................................             212       1,879
    Repurchase of common stock....................................................          (1,274)    (11,564)
                                                                                         ---------   ---------
         Net cash provided by (used in) financing activities......................         101,031     (13,099)
                                                                                         ---------   ---------
Effect of exchange rate changes in cash...........................................             259         (46)
                                                                                         ---------   ---------
Net increase (decrease) in cash and cash equivalents..............................          22,330      (6,139)
Cash and cash equivalents at beginning of period..................................           2,923      15,550
                                                                                         ---------   ---------
Cash and cash equivalents at end of period........................................       $  25,253   $   9,411
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

2.  INVENTORIES

         Inventories consist of the following (in thousands):

                                            December 31,            June 30,
                                                1998                  1998

         Raw materials...................  $   10,101             $   14,087
         Work in process.................       1,719                    831
         Finished goods..................      32,481                 22,692
                                           ----------             ----------
                  Total..................  $   44,301             $   37,610
                                           ==========             ==========

3.  LINES OF CREDIT

         On September 23, 1998, the Company entered into a $160,000,000 Revolving Loan Agreement (the "Loan Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). Effective November 24, 1998 this amount was reduced to $145,000,000. The loan facility was syndicated with a group of banks in December 1998. The Loan Agreement provides for borrowings through September 30, 2005 (the "Maturity Date"). Borrowings bear interest either at fixed rates based on the higher of Wells Fargo's prime rate and the Federal Funds Rate published by the Federal Reserve Bank of New York or at floating rates calculated by reference to the interest rates at which Wells Fargo offers deposits in U.S. dollars in amounts approximately equal to the amount of the relevant loan and for a period of time comparable to the number of days the relevant loan will remain outstanding, together with a margin. During the six months ended December 31, 1998, the average interest rate was 6.70%. The maximum amount that may be outstanding under the Loan Agreement is $145,000,000 through December 31, 2000 and is reduced thereafter by $5,000,000 in calendar year 2001 and by $10,000,000 in each of the following calendar years up to the Maturity Date. Under the terms of the Loan Agreement, the Company paid Wells Fargo a financing fee of $1,200,000. The Company will also pay commitment fees for the unused portion of the loan facility during the term of the Loan Agreement and will pay certain legal, accounting and other fees and expenses in connection with the Loan Agreement. At December 31, 1998, the Company had $118,351,000 outstanding under this Loan Agreement.

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

4. LOAN NOTES

         Loan Notes in the amount of $2,457,000 were issued in connection with the Filofax acquisition, are unsecured obligations of the Company's U.K. subsidiary and bear interest at 1% below LIBOR (5.63% at December 31, 1998). Interest on the Loan Notes is paid annually in arrears beginning September 30, 1999. The Loan Notes are redeemable, in whole or in part, at the holder's option on each interest payment date. Unless they have previously been redeemed, all Loan Notes will be redeemed on September 30, 2003.

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






                                                  THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                     DECEMBER 31,                                 DECEMBER 31,
                                         ---------------------------------------    --------------------------------------
                                                1998                  1997                 1998                  1997
                                         -----------------      ----------------    -----------------     ----------------

NET INCOME                                     $ 2,030            $  5,524              $  5,699                $9,876
                                               =======            ========              ========                ======

BASIC WEIGHTED AVERAGE SHARES
   Weighted average number of
     common shares outstanding                  11,883              11,273                11,907                11,393

EFFECT OF DILUTED SECURITIES
   Additional shares from the assumed
     exercise of options and warrants            3,047               3,333                 2,952                 3,206
   Shares assumed to be repurchased
     under the treasury stock method           (1,949)             (1,739)               (1,804)               (1,666)
   Non-qualified tax benefit                     (417)               (544)                 (436)                 (518)
                                               -------            --------              --------              --------

DILUTED WEIGHTED AVERAGE SHARES
   Weighted average number of
     common shares outstanding and
     common share equivalents                   12,564              12,323                12,619                12,415
                                               =======            ========              ========              ========

BASIC                                          $  0.17            $   0.49              $   0.48              $   0.87
                                               =======            ========              ========              ========

DILUTED                                        $  0.16            $   0.45              $   0.45              $   0.80
                                               =======            ========              ========              ========

7.   COMPREHENSIVE INCOME

          In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 Reporting Comprehensive Income. The statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is summarized as follows:

                                                  SIX MONTHS ENDED DECEMBER 31,
                                                    1998                 1997
                                                 ---------            ---------
      Net income                                 $   5,699            $  9,876
      Foreign currency translation adjustment           35                  (3)
                                                 ---------            --------
      Comprehensive income                       $   5,734            $  9,873
                                                 =========            ========

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

         The following table sets forth the unaudited proforma condensed combined statements of income data for the six months ended December 31, 1998 and 1997 as if the acquisition had occurred on July 1, 1997 (dollars in thousands):

                                                    PRO FORMA SIX MONTHS
                                                      ENDED DECEMBER 31,
                                                     1998            1997
                                                     ----            ----


Net sales                                          $136,853         $131,908
                                                   ========         ========

Income before provision for income taxes           $  9,101         $ 24,499
                                                   ========         ========

Net income                                         $  5,516         $ 14,944
                                                   ========         ========

Earnings per common share:
    Basic                                          $   0.46         $   1.31
                                                   ========         ========
    Diluted                                        $   0.44         $   1.20
                                                   ========         ========

Weighted average number of common shares outstanding:
    Basic                                            11,907           11,393
                                                   ========          =======
    Diluted                                          12,619           12,415
                                                   ========          =======

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

10.  STATEMENTS OF CASH FLOWS


         Supplemental disclosure of cash flow information (in thousands):

                                                   SIX MONTHS ENDED DECEMBER 31,
                                                    1998                    1997
                                                  ------------------------------

             Cash paid during the period for:
               Interest                           $   1,217           $     149
               Income taxes, net of refunds
                  received                        $    (358)          $   4,146

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

         The net cash expended by the Company in its acquisition of Filofax made during the quarter ended December 31, 1998 was used as follows (in thousands) (see Note 8):

         Fair value of assets acquired                         $   (116,113)
         Liabilities assumed                                         27,349
                                                               -------------
         Cash paid                                             $    (88,764)
                                                               =============

11.      RESTATEMENT

          Subsequent to the issuance of the Company's financial statements on Form 10-Q for the three and six months ended December 31, 1998, the Company discovered errors related to the treatment of manufacturing variances and certain other costs. These cost accounting errors had the effect of overstating inventory and understating cost of goods sold as of and for the three and six months ended December 31, 1998.

          As a result, the accompanying financial statements as of and for the three and six months ended December 31, 1998 have been restated from amounts previously reported to properly record these transactions. The effects of the restatement are disclosed below and have been properly reflected herein. A summary of the significant effects of the restatement is as follows:

                                               Previously reported      Restated
                                               -------------------      --------

As of December 31, 1998:
Inventory                                        $   47,887             $ 44,301
Retained earnings                                $   72,998             $ 70,775

Three months ended December 31, 1998:
Cost of goods sold                               $   32,100             $ 33,506
Income before provision for income taxes         $    4,680             $  3,274
Net income                                       $    2,902             $  2,030
Earnings per common share:
Basic                                            $     0.24             $   0.17
Diluted                                          $     0.23             $   0.16

Six months ended December 31, 1998
Cost of goods sold                               $   54,780             $ 58,366
Income before provision for income taxes         $   12,776             $  9,190
Net income                                       $    7,922             $  5,699
Earnings per common share:
Basic                                            $     0.67             $   0.48
Diluted                                          $     0.63             $   0.45

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

RESTATEMENT

          Subsequent to the issuance of the Company's financial statements on Form 10-Q for the three and six months ended December 31, 1998, the Company discovered errors related to the treatment of manufacturing variances and certain other costs. These cost accounting errors had the effect of overstating inventory and understanding cost of goods sold as of and for the three and six months ended December 31, 1998. As a result, the financial statements as of and for the three and six months ended December 31, 1998 have been restated from amounts previously reported to properly record these transactions. The effects of the restatement have been disclosed in the Notes to the Consolidated Financial Statements and have been properly reflected herein.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages that income statement items bear to net sales and the percentage change in the dollar amounts of such items.

                                                                                             PERCENTAGE CHANGE
                                                                                              Three         Six
                                                            PERCENTAGE OF SALES              Months       Months
                                                          Three                Six            Ended        Ended
                                                      Months Ended        Months Ended    December 31, December 31,
                                                      December 31,          December 31,      1997          1997
                                                   1998       1997      1998      1997       to 1998      to 1998
                                                   ----       ----      ----      ----       -------      -------

Net sales........................................  100.0%    100.0%     100.0%   100.0%        30.7%       28.3%
Cost of goods sold...............................   51.9      47.8       52.0     47.6         41.8        40.1
                                                   -----     -----      -----    -----
Gross profit.....................................   48.1      52.2       48.0     52.4         20.6        17.6
                                                   -----     -----      -----    -----
Operating expenses:
   Selling, marketing and distribution...........   29.3      24.5       27.8     24.4         56.4        48.8
   General and administrative....................   10.0       9.3        9.9      9.6         40.5        32.9
   Costs related to activities associated with
        Filofax acquisition......................    1.6                  0.9                   NA          NA
                                                   -----     -----      -----    -----
     Total operating expenses....................   40.9      33.8       38.6     34.0         58.5        45.8
                                                   -----     -----      -----    -----
Income from operations...........................    7.2      18.4        9.4     18.4        (49.0)      (34.4)
Net interest expense (income)....................    2.1       0.1         1.2    (0.1)         NM          NM
                                                    ----    ------     -------    -----
Income before provision for income taxes.........    5.1      18.3        8.2     18.5        (63.8)      (43.2)
Provision for income taxes.......................    1.9       7.1        3.1      7.2
                                                   -----     -----      -----    -----        (64.8)      (44.7)
Net income.......................................    3.2%     11.2%       5.1%    11.3%       (63.3)      (42.3)
                                                   =====     =====      =====    =====


         The following tables set forth, for the periods indicated, the Company's approximate net sales by product category and distribution channel and as a percentage of total sales.


PRODUCT CATEGORY:

                                        THREE MONTHS ENDED DECEMBER 31,              SIX MONTHS ENDED DECEMBER 31,
                                      -----------------------------------          ---------------------------------
                                         1998                  1997                    1998               1997
                                      ---------             ---------              ----------           --------
                                                            (Unaudited; dollars in thousands)

Organizers and planners.........    $26,230    40.6%   $ 21,912     44.4%     $43,298    38.6     $ 43,100   49.2%
Refills.........................     22,049    34.2      16,255     32.9       39,097    34.8       27,130   31.0
Related organizing products.....     16,286    25.2      11,221     22.7       29,901    26.6       17,296   19.8
                                     ------    ----      ------     ----       ------    ----       ------   ----

   Total........................    $64,565   100.0%    $49,388    100.0%    $112,296   100.0%    $ 87,526  100.0%
                                    =======   ======    =======    ======    ========   ======    ========  ======



DISTRIBUTION CHANNEL:

                                        THREE MONTHS ENDED DECEMBER 31,              SIX MONTHS ENDED DECEMBER 31,
                                      -----------------------------------          ---------------------------------
                                         1998                  1997                    1998               1997
                                      ---------             ---------              ----------           --------
                                                            (Unaudited; dollars in thousands)

Office products.................    $21,226   32.9%    $26,874     54.4%     $ 42,886    38.2%    $ 44,798   51.2%
Mass market.....................     18,139   28.1      16,106     32.6        37,787    33.6       31,856   36.4
Foreign customers...............     21,536   33.3       2,596      5.3        25,768    23.0        5,011    5.7
Other...........................      3,664    5.7       3,812      7.7         5,855     5.2        5,861    6.7
                                      -----    ---       -----      ---         -----     ---        -----    ---

   Total........................    $64,565  100.0%    $49,388    100.0%     $112,296   100.0%    $ 87,526  100.0%
                                    =======  =====     =======    =====      ========   =====     ========  =====


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

          GROSS PROFIT. Gross profit is net sales less cost of goods sold, which is comprised of materials, labor and manufacturing overhead. Gross profit may be affected by, among other things, product mix, production levels, changes in vendor and customer prices and discounts, sales volume and growth rate, sales returns, purchasing and manufacturing efficiencies, tariffs, duties and inventory carrying costs. The effects of inventory tightening by certain of the Company's large U.S. customers began to negativelly affect gross profit in the fiscal 1999 second quarter.Gross profit as a percentage of sales decreased from 52.2% in the second quarter of fiscal 1998 to 48.1% in the second quarter of fiscal 1999 primarily because of a shift in product mix to lower margin products for the parent company and certain of its subsidiaries.

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

          Selling, marketing and distribution expenses increased by $6,823,000 primarily because of the addition of Filofax's expenses and secondarily because of costs associated with new and recently introduced products. These expenses grew from 24.5% to 29.3% as a percentage of sales primarily because of costs associated with new and recently introduced products. General and administrative expenses increased by $1,857,000 primarily because of the addition of Filofax's expenses, and increased from 9.3% to 10.0% as a percentage of sales primarily because of the Company's inability to absorb higher costs as a result of lower than anticipated sales.

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

          GROSS PROFIT. The effects of inventory tightening by certain of the Company's large U.S. customers began to negatively affect gross profit during the period.Gross profit as a percentage of sales decreased from 52.4% in the first six months fiscal 1998 to 48.0% in the first six months of fiscal 1999 primarily because of a shift in product mix to lower margin products for the parent company and certain of its subsidiaries.

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

         Selling, marketing and distribution expenses increased by $9,786,000 primarily because of costs associated with new and recently introduced products and secondarily because of the addition of Filofax's expenses. These expenses grew from 24.4% to 27.8% as a percentage of sales primarily because of costs associated with new and recently introduced products. General and administrative expenses increased by $2,750,000 primarily because of the addition of Filofax's expenses and from 9.6% to 9.9% as a percentage of sales primarily because of the Company's inability to absorb higher costs as a result of lower than anticipated sales.

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

         Of the $16,191,000 net amount provided by the Company's operating activities, $5,699,000 was provided by net income, $5,882,000 was provided by a decrease in inventories, $4,478,000 was provided by depreciation and amortization, $3,294,000 was provided by an increase in accrued expenses, $1,398,000 was provided by an increase in income taxes payable and $2,646,000 was provided by a decrease in income taxes receivable. These amounts were partially offset by a decrease of $4,951,000 in accounts payable and an increase of $1,482,000 in accounts receivable.

         Accounts receivable (net) at December 31, 1998 increased by 49.3% from the fiscal 1998 year-end amount and by 98.2% from the December 31, 1997 amount primarily because of an increase in sales and secondarily because of a decrease in the allowance for sales returns based upon improvement in the Company's actual sales returns experience during the prior twelve months. The average collection period of accounts receivable at December 31, 1998 was 48 days, compared with 45 and 46 days at June 30, 1998 and December 31, 1997, respectively.

         Inventories at December 31, 1998 increased by 17.8% from the fiscal 1998 year-end amount and by 44.8% compared with the December 31, 1997 amount primarily because of the inventories of Filofax, which Day Runner acquired during the second quarter of fiscal 1999, and secondarily because of new and recently introduced products.

         Of the $95,151,000 net amount used in the Company's investing activities, $88,764,000 was used to acquire Filofax, and $6,002,000 was used to acquire primarily machinery and equipment and secondarily data processing equipment and software.

         Of the $101,031,000 net amount provided by the Company's financing activities, $102,146,000 was provided by borrowings under the Company's lines of credit which amount was partially offset by $1,274,000 used to repurchase 76,000 shares of the Company's Common Stock.

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

         A single currency called the euro was introduced in certain countries in Europe on January 1, 1999, but will not, at least in the foreseeable future, be introduced in United Kingdom. The use of a single currency may affect the ability of Day Runner and other companies to price their products differently in various European markets. The Company is evaluating the impact of the single currency in these markets.

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


                               Date:  September 14, 1999

                               DAY RUNNER, INC.



                               By:     /s/ JAMES E. FREEMAN JR.
                                       -----------------------------
                                       James E. Freeman, Jr.
                                       Chief Executive Officer




                                By:     /s/ DENNIS K. MARQUARDT
                                        -----------------------------
                                         Dennis K. Marquardt
                                          Executive Vice President, Finance
                                          & Administration and
                                           Chief Financial Officer