Form 10-Q/A
period 1999-03-31
DAY RUNNER INC
filed 1999-09-15
CIK 853102

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

                                  Yes |X| No|_|

         Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date:

         Class                      Number of Shares Outstanding at  May 4, 1999
------------------------------      --------------------------------------------
Common Stock, $0.001 par value                           11,889,603





                                DAY RUNNER, INC.

                                      INDEX


                                                                                                            Page Reference

COVER PAGE.......................................................................................             1

INDEX    ........................................................................................             2

PART I -- FINANCIAL INFORMATION

         Item 1.     Consolidated Financial Statements

                     Consolidated Balance Sheets
                       March 31, 1999 and June 30, 1998..........................................             3

                     Consolidated Statements of Operations
                       Three and Nine Months Ended March 31, 1999 and 1998.......................             4

                     Consolidated Statements of Cash Flows
                       Nine Months Ended March 31, 1999 and 1998.................................             5

                     Notes to Consolidated Financial Statements..................................             6

         Item 2.     Management's Discussion and Analysis of
                         Financial Condition and Results of Operations...........................            12

PART II -- OTHER INFORMATION

         Item 4.     Submission of Matters to a Vote of Security Holders.........................            18

         Item 6.     Exhibits and Reports on Form 8-K............................................            19

SIGNATURES.......................................................................................            20





PART I -- FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS.

                        DAY RUNNER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                                     ASSETS
                                                                                         March 31,         June 30,
                                                                                           1999             1998
                                                                                        ----------         --------
                                                                                     (As Restated -
                                                                                     See Note 11)
Current assets:
     Cash and cash equivalents.......................................................    $  14,800        $   2,923
     Accounts receivable (net of allowances for doubtful accounts and sales returns and other allowances of $8,396 and $9,942 at March 31, 1999 and
          June 30, 1998, respectively)...............................................       24,989           32,542
     Inventories.....................................................................       42,937           37,610
     Prepaid expenses and other current assets.......................................        4,854            1,670
     Income taxes receivable.........................................................          764            2,606
     Deferred income taxes...........................................................        7,218            7,218
                                                                                         ---------        ---------
          Total current assets.......................................................       95,562           84,569
Property and equipment -- net........................................................       17,082           11,888
Goodwill (net of accumulated amortization of $1,409 and $108 at March 31, 1999
     and June 30, 1998, respectively)................................................       86,302            3,564
Other assets (net of accumulated amortization of $240 and $60 at March 31, 1999
     and June 30, 1998, respectively)................................................        2,039            1,158
                                                                                         ---------        ---------
Total assets.........................................................................     $200,985        $ 101,179
7                                                                                         =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Lines of credit.................................................................                     $   2,716
     Accounts payable................................................................      $10,334            9,969
     Accrued expenses................................................................       18,142           13,876
     Current portion of capital lease obligations....................................           26               33
                                                                                          --------        ---------
          Total current liabilities..................................................       28,502           26,594
                                                                                          --------        ---------
Long-term liabilities:
     Capital lease obligations.......................................................                            53
     Line of credit..................................................................        5,256
     Loan notes......................................................................        2,438
                                                                                           --------         ---------
       Total long-term liabilities...................................................       97,694               53
                                                                                           --------         ---------
Stockholders' equity:
     Preferred stock (1,000,000 shares authorized, $0.001 par value; no shares issued or outstanding).............................................................
     Common stock (29,000,000  shares authorized,  $0.001 par value;  13,697,751 and 13,677,386 issued and 11,879,963 and 11,955,598 outstanding at
               March 31, 1999 and June 30, 1998, respectively).......................          14                14
     Additional paid-in capital......................................................      34,663            34,445
     Retained earnings...............................................................      66,327            65,076
     Accumulated other comprehensive income - foreign currency translation
             adjustment..............................................................         381               102
     Treasury stock: at cost (1,817,788 and 1,721,788 shares at March 31, 1999
         and June 30, 1998, respectively)............................................     (26,596)          (25,105)
                                                                                         ---------         ---------
          Total stockholders' equity.................................................      74,789            74,532
                                                                                         ---------         ---------
Total liabilities and stockholders' equity...........................................   $ 200,985          $101,179
                                                                                         =========         =========

                See accompanying notes to consolidated financial statements.


                        DAY RUNNER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  Three Months Ended            Nine Months Ended
                                                                       March 31,                     March 31,
                                                                    1999        1998             1999       1998
                                                                    ----        ----             ----       ----
                                                                 (As Restated-                (As Restated-
                                                                 See Note 11)                  See Note 11)

Net sales....................................................   $  36,216   $  29,388         $148,512   $  116,914
Cost of goods sold...........................................      19,721      14,135            78,087      55,793
                                                                ---------   ---------         ---------   ---------
Gross profit.................................................      16,495      15,253            70,425      61,121
                                                                ---------   ---------         ---------   ---------

Operating expenses:
     Selling, marketing and distribution.....................      14,666       9,399            45,841      30,788
     General and administrative..............................       7,145       4,075            18,249      12,429
     Costs relating to activities associated
        with the Filofax acquisition.........................                                     1,072
                                                                ---------   ---------         ---------   ---------
     Total operating expenses................................      21,811      13,474            65,162      43,217
                                                                ---------   ---------         ---------   ---------

(Loss) income from operations................................      (5,316)      1,779             5,263      17,904
Net interest expense (income)................................       1,770          16             3,159         (49)
                                                                ---------   ---------         ---------   ----------

(Loss) income before (benefit) provision for income taxes....      (7,086)      1,763             2,104      17,953
(Benefit) provision for income taxes.........................      (2,638)        688               853       7,002
                                                                ----------  ---------         ---------   ---------
Net (loss) income............................................   $  (4,448)  $   1,075         $   1,251   $  10,951
                                                                ==========  =========         =========   =========

(Loss) earnings per common share:
     Basic...................................................   $   (0.37)  $    0.09         $   0.11    $   0.96
                                                                ==========  =========         ========    ========
     Diluted.................................................   $   (0.37)  $    0.09         $   0.10    $   0.88
                                                                ==========  =========         ========    ========

Weighted average number of common shares outstanding:
     Basic...................................................      11,900      11,571            11,904      11,452
                                                                =========   =========         =========   =========
     Diluted.................................................      11,900      12,520            12,474      12,452
                                                                =========   =========         =========   =========


          See accompanying notes to consolidated financial statements.




                        DAY RUNNER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                                                                                            Nine Months Ended
                                                                                                 March 31,
                                                                                             1999        1998
                                                                                             ----        ----
                                                                                       (As Restated -
                                                                                        See Note 11)
Cash flows from operating activities:
    Net income....................................................................        $  1,251     $10,951
    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
       Depreciation and amortization..............................................           7,283       3,530
       Provision for doubtful accounts............................................              18
       Loss on disposal of property and equipment.................................              18
       Changes in operating assets and liabilities, net of acquisition of business:
          Accounts receivable.....................................................          22,125      14,404
          Inventories.............................................................           6,881      (9,694)
          Prepaid expenses and other current assets...............................            (923)        603
Income taxes receivable...........................................................            (308)       (809)
          Accounts payable........................................................          (3,906)     (4,016)
          Accrued expenses........................................................          (3,183)        430
          Income taxes payable....................................................             905      (1,049)
                                                                                         ---------   ---------
Net cash provided by operating activities.........................................          30,161      14,350
                                                                                         ---------   ---------
Cash flows from investing activities:
    Acquisition of business.......................................................         (90,364)     (4,113)
    Acquisition of property and equipment.........................................          (7,425)     (3,824)
    Other assets..................................................................            (990)        (45)
                                                                                         ----------  ---------
         Net cash used in investing activities....................................         (98,779)     (7,982)
                                                                                         ----------  ---------
Cash flows from financing activities:
    Net borrowings (repayments) under lines of credit.............................          79,647      (1,224)
    Repayment of capital lease obligations........................................             (58)        (46)
    Borrowings under long-term liabilities........................................           2,416
Repayments under long-term liabilities............................................                        (512)
    Net proceeds from issuance of common stock....................................             218       3,445
    Repurchase of common stock....................................................          (1,491)    (11,564)
                                                                                         ----------  ----------
         Net cash provided by (used in) financing activities......................          80,732      (9,901)
                                                                                         ---------   ----------
Effect of exchange rate changes on cash and cash equivalents......................            (237)        (62)
                                                                                         ----------  ----------
Net increase (decrease) in cash and cash equivalents..............................          11,877      (3,595)
Cash and cash equivalents, beginning of period....................................           2,923      15,550
                                                                                         ---------   ---------
Cash and cash equivalents, end of period..........................................       $  14,800   $  11,955
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

2.  INVENTORIES

         Inventories consist of the following (in thousands):

                                              March 31,             June 30,
                                                1999                  1998
                                                ----                  ----

         Raw materials...................  $   10,815             $   14,087
         Work in process.................       1,759                    831
         Finished goods..................      30,363                 22,692
                                           ----------             ----------
                  Total..................  $   42,937             $   37,610
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


                                                  THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                       MARCH 31,                                    MARCH 31,
                                         ---------------------------------------    --------------------------------------
                                                1999                  1998                 1999                  1998
                                         -----------------      ----------------    -----------------     ----------------

NET (LOSS) INCOME                              $(4,448)           $  1,075              $  1,251              $ 10,951
                                               ========           ========              ========              ========

BASIC WEIGHTED AVERAGE SHARES
   Weighted average number of
     common shares outstanding                  11,900              11,571                11,904                11,452

EFFECT OF DILUTED SECURITIES
   Additional shares from the assumed
     exercise of options and warrants                -               3,046                 2,628                 3,166
   Shares assumed to be repurchased
     under the treasury stock method                 -             (1,521)               (1,694)               (1,628)
   Non-qualified tax benefit                         -               (576)                 (364)                 (538)
                                               -------            --------              --------              --------

DILUTED WEIGHTED AVERAGE SHARES
   Weighted average number of
     common shares outstanding and
     common share equivalents                   11,900              12,520                12,474                12,452
                                               =======            ========              ========              ========

BASIC                                          $(0.37)            $   0.09              $   0.11              $   0.96
                                               ======             ========             =========              ========

DILUTED                                        $(0.37)            $   0.09              $   0.10              $   0.88
                                               ======             ========              ========              ========

7.   COMPREHENSIVE INCOME

          In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. The statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is summarized as follows:

                                                     NINE MONTHS ENDED MARCH 31,
                                                       1999              1998
                                                     ---------         --------
         Net income                                  $   1,251        $  10,951
         Foreign currency translation adjustments          279               72
                                                     ---------        ---------
         Comprehensive income                        $   1,530        $  11,023
                                                     =========        =========
8.   ACQUISITION

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

         The following table sets forth the unaudited proforma condensed combined statements of income data for the nine months ended March 31, 1999 and 1998 as if the acquisition had occurred on July 1, 1997 (dollars in thousands):

                                                        PRO FORMA NINE MONTHS
                                                            ENDED MARCH 31,
                                                         1999            1998
                                                        --------      --------

Net sales                                               $174,155      $170,181
                                                        ========      ========

Income before provision for income taxes                $  3,691      $ 22,134
                                                        ========      ========
Net income                                              $  2,219      $ 13,502
                                                        ========      ========

Earnings per common share:
    Basic                                               $   0.19      $   1.18
                                                        ========      ========
    Diluted                                             $   0.18      $   1.08
                                                        ========      ========

Weighted average number of common shares outstanding:
    Basic                                                 11,904        11,452
                                                        ========        =======
    Diluted                                               12,474        12,452
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

10.  STATEMENTS OF CASH FLOWS

         Supplemental disclosure of cash flow information (in thousands):

                                                    NINE MONTHS ENDED MARCH 31,
                                                     1999              1998
                                                --------------------------------
             Cash paid during the period for:
               Interest                               $   2,249        $     196
               Income taxes, net of refunds
                  received                            $   1,190        $   8,883

         Supplemental disclosure of noncash investing and financing activities:

         During the nine months ended March 31, 1999, the Company had purchased 703,308 shares of Filofax's outstanding common stock by issuing (pound)1,477,000 (US $2,438,000) in Loan Notes (see Note 4) to former shareholders of Filofax.

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
                                                             =============

11.      RESTATEMENT

         Subsequent to the issuance of the Company's financial statements on Form 10-Q for the three and nine months ended March 31, 1999, the Company discovered errors related to the treatment of manufacturing variances and certain other costs. These cost accounting errors had the effect of overstating inventory and understating cost of goods sold as of and for the three and nine months ended March 31, 1999.

          As a result, the accompanying financial statements as of and for the three and nine months ended March 31, 1999 have been restated from amounts previously reported to properly record these transactions. The effects of the restatement are disclosed below and have been properly reflected herein. A summary of the significant effects of the restatement is as follows:

                                         Previously reported           Restated
                                         -------------------           --------
As of March 31, 1999:
Inventory                                    $  46,336                $  42,937
Retained earnings                            $  68,433                $  66,327

Three months ended March 31, 1999:
Cost of goods sold                           $  19,908                $  19,721
(Loss) Income before provision for
  income taxes                               $  (7,273)               $  (5,316)
Net (loss) income                            $  (4,565)               $  (4,448)
(Loss) earnings per common share:
Basic                                        $   (0.38)               $   (0.37)
Diluted                                      $   (0.38)               $   (0.37)

Nine months ended March 31, 1999:
Cost of goods sold                           $   74,688               $  78,087
Income before provision for income taxes     $    5,503               $   2,104
Net income                                   $    3,357               $   1,251
Earnings per common share:
Basic                                        $     0.28               $    0.11
Diluted                                      $     0.27               $    0.10

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

RESTATEMENT

          Subsequent to the issuance of the Company's financial statements on Form 10-Q for the three and nine months ended March 31, 1999, the Company discovered errors related to the treatment of manufacturing variances and certain other costs. These cost accounting errors had the effect of overstating inventory and understanding cost of goods sold as of and for the three and nine months ended March 31, 1999. As a result, the financial statements as of and for the three and nine months ended March 31, 1999 have been restated from amounts previously reported to properly record these transactions. The effects of the restatement have been disclosed in the Notes to the Consolidated Financial Statements and have been properly reflected herein.


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages that statement of operations items bear to net sales and the percentage change in the dollar amounts of such items.

                                                                                             Percentage Change
                                                                                             ------------------
                                                                                              Three        Nine
                                                            Percentage of Sales              Months       Months
                                                            -------------------              ------       ------
                                                          Three               Nine            Ended        Ended
                                                      Months Ended        Months Ended      March 31,     March 31,
                                                        March 31,           March 31,         1998         1998
                                                        ---------           ---------         ----         ----
                                                   1999       1998      1999      1998       to 1999      to 1999
                                                   ----       ----      ----      ----       -------      -------
Net sales........................................  100.0%    100.0%     100.0%   100.0%        23.2%       27.0%
Cost of goods sold...............................   54.5      48.1       52.6     47.7         39.5        40.0
                                                   -----     -----      -----    -----
Gross profit.....................................   45.5      51.9       47.4     52.3          8.1        15.2
                                                   -----     -----      -----    -----
Operating expenses:
   Selling, marketing and distribution...........   40.5      32.0       30.9     26.4         56.0        48.9
   General and administrative....................   19.7      13.8       12.3     10.6         75.3        46.8
   Costs relating to activities associated with the
       Filofax acquisition.......................                         0.7                   NA          NA
                                                   -----     -----       -----    -----
     Total operating expenses....................   60.2      45.8       43.9     37.0         61.9        50.8
                                                   -----     -----       -----    -----
(Loss) income from operations....................  (14.7)      6.1        3.5     15.3        (398.8)     (70.6)
Net interest expense (income)....................    4.9       0.1        2.1     (0.1)         NM          NM
                                                    ----      ----       -----   ------
(Loss) income before (benefit) provision for
  income taxes                                     (19.6)      6.0        1.4     15.4        (101.9)     (88.3)
(Benefit) provision for income taxes.............   (7.3)      2.3        0.6      6.0        (483.4)     (87.8)
                                                   ------    -----      -----    -----
Net (loss) income................................  (12.3%)     3.7%       0.8%     9.4%       (513.8)     (88.6)
                                                   ======    ======      =====    =====


         The following tables set forth, for the periods indicated, the Company's approximate net sales by product category and distribution channel and as a percentage of total sales.


PRODUCT CATEGORY:

                                       Three Months Ended March 31,                 Nine Months Ended March 31,
                                         1999                 1998                  1999                 1998
                                         ----                 ----                  ----                 ----
                                                            (Unaudited; dollars in thousands)

Organizers and planners.........    $16,733    46.2%   $ 14,346     48.8%      $60,031     40.4%   $ 56,936     48.7%
Refills.........................     12,305    34.0       9,176     31.2        51,402     34.6      35,985     30.8
Related organizing products.....      7,178    19.8       5,866     20.0        37,079     25.0      23,993     20.5
                                      -----    ----       -----     ----        ------     ----      ------     ----
------
   Total........................    $36,216   100.0%    $29,388    100.0%     $148,512    100.0%   $116,914    100.0%
                                    =======   ======    =======    ======     ========    ======   ========    ======


DISTRIBUTION CHANNEL:

                                       Three Months Ended March 31,                 Nine Months Ended March 31,
                                         1999                 1998                  1999                 1998
                                         ----                 ----                  ----                 ----
                                                            (Unaudited; dollars in thousands)

Office products.................    $ 9,944    27.5%    $10,417     35.5%     $ 52,830     35.6%   $ 55,215     47.2%
Mass market.....................     13,377    36.9      13,052     44.4        51,164     34.4      44,908     38.4
Foreign customers...............      9,607    26.5       3,216     10.9        35,375     23.8       8,227      7.1
Other...........................      3,288     9.1       2,703      9.2         9,143      6.2       8,564      7.3
                                    -------   -----     -------    -----      --------    -----    --------
   Total........................    $36,216   100.0%    $29,388    100.0%     $148,512    100.0%   $116,914    100.0%
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

         GROSS PROFIT. Gross profit is net sales less cost of goods sold, which is comprised of materials, labor and manufacturing overhead. Gross profit may be affected by, among other things, product mix, production levels, changes in vendor and customer prices and discounts, sales volume and growth rate, sales returns, purchasing and manufacturing efficiencies, tariffs, duties and inventory carrying costs. Gross profit as a percentage of sales decreased from 51.9% in the third quarter of fiscal 1998 to 45.5% in the third quarter of fiscal 1999 primarily because of an increase in the provision for sales returns. The increase is based upon recent higher sales returns experience, which the Company believes is related to the intensifying emphasis of retailers on shifting the inventory burden to manufacturers.

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

          GROSS PROFIT. The effect of inventory tightening by certain of the Company's large U.S. customers negatively affected gross profit for the period. Gross profit as a percentage of sales decreased from 52.3% in the first nine months of fiscal 1998 to 47.4% in the first nine months of fiscal 1999 primarily because of a shift in product mix to a higher proportion of lower priced products.

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

          INCOME TAXES. The Company's effective tax rate was 41.0% for the first nine months of fiscal 1999 compared with 39% for the first nine months of fiscal 1998.


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

         Of the $30,161,000 net amount provided by the Company's operating activities, $1,251,000 was provided by net income, $7,283,000 was provided by depreciation and amortization, $22,125,000 was provided by a decrease in accounts receivable and $6,881,000 was provided by a decrease in inventories. These amounts were partially offset by a decrease of $3,906,000 in accounts payable and a decrease of $3,183,000 in accrued expenses.

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

         Inventories at March 31, 1999 increased by 14.2% from the fiscal 1998 year-end amount and by 17.6% compared with the March 31, 1998 amount because of the inventories of Filofax, which the Company acquired during the second quarter of fiscal 1999.

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

(c) At the Annual Meeting, with 10,656,681 votes cast in favor, 33,402 votes cast against and 19,167 abstentions, the stockholders ratified the appointment of Deloitte &
                      Touche as independent auditors for the Company for the fiscal year ending June 30, 1999.

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

                  10.2     Non-Employee Director Stock Option Plan(3)

                  27.1     Financial Data Schedule

                  (b)      Reports on Form 8-K

                           1) On January 19, 1999, the Company filed with the Commission a Current Report on Form 8-K/A.



(1) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on May 15, 1998.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-19835)filed with the Commission on August 5, 1993.
(3) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-69023) filed with the Commission on December 16, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Date:  September 14, 1999

                                DAY RUNNER, INC.


                                By: /s/ JAMES E. FREEMAN JR.
                                    ---------------------------------------
                                    James E. Freeman, Jr.
                                     Chief Executive Officer




                                By:     /s/ DENNIS K. MARQUARDT
                                     --------------------------------------
                                     Dennis K. Marquardt
                                      Executive Vice President, Finance
                                       & Administration and
                                        Chief Financial Officer