Form 10-K
period 1999-06-30
DAY RUNNER INC
filed 1999-10-13
CIK 853102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K


              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

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

        Registrant's Telephone Number including Area Code: (714) 680-3500 Securities Registered Pursuant To Section 12(B) Of The Act: NONE
           Securities Registered Pursuant To Section 12(G) Of The Act:

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

                                 YES |X| NO |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on October
  1, 1999 as reported on The Nasdaq Stock Market, was approximately $77,000,000.

     The number of shares outstanding of the registrant's Common Stock on October 1, 1999 was 11,900,736.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement to be delivered to stockholders in connection with their Annual Meeting of Stockholders to be held on December 9, 1999 are incorporated by reference into Part III of this Annual Report.





                                TABLE OF CONTENTS

    PART I                                                                                              PAGE

    Item 1.                Business                                                                       3

    Item 2.                Properties                                                                    18

    Item 3.                Legal Proceedings                                                             19

    Item 4.                Submission of Matters to a Vote of Security Holders                           19

    PART II.

    Item 5.                Market for Registrant's Common Equity and Related                             19
                           Stockholder Matters

    Item 6.                Selected Financial Data                                                       20

    Item 7.                Management's Discussion and Analysis of Financial
                           Condition and Results of Operation                                            22

    Item 7A.               Quantitative and Qualitative Disclosures about Market Risk                    30

    Item 8.                Financial Statements and Supplementary Data                                   30

    Item 9.                Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure                                        31

    PART III.

    Item 10.               Directors and Executive Officers of the Registrant                            31

    Item 11.               Executive Compensation                                                        31

    Item 12.               Security Ownership of Certain Beneficial Owners and
                           Management                                                                    31

    Item 13.               Certain Transactions                                                          31

    PART IV.

    Item 14.               Exhibits, Financial Statement Schedules, and Reports on
                           Form 8-K                                                                      32

    Signatures                                                                                           36

    Exhibit Index

                                     PART I

FORWARD LOOKING STATEMENTS

         With the exception of actual reported financial results and other historical information, the statements contained in this Annual Report on Form 10-K ("Annual Report") including, but not limited to, statements found in Item
1. "Business," Item 3. "Legal Proceedings," Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" constitute "forward-looking statements" within the meaning of the federal securities laws and involve a number of risks and uncertainties. Such statements are based on current expectations and involve known and unknown risk and uncertainties and certain assumptions, referred to below, and are indicated by words or phrases such as "anticipate," "estimate," "project," "expect," "believes," "intends" and similar words or phrases. These forward looking statements are based on management's expectations as of the date set forth on the signature page of this document, and the Company does not undertake any obligation to update any of these statements.

           There can be no assurance that the Company's actual future performance will meet its expectations. The Company is subject to a number of risks, and its future operating results are difficult to predict and subject to significant fluctuations.

          Factors that may cause future results to differ materially from the Company's current expectations include, among others: the timing and size of orders from large customers; timing and size of orders for new products; large customers' inventory management; competition, especially for retail shelf space; general economic conditions, especially the sustainability of the current economic expansion; the health of the retail environment; foreign exchange rate fluctuations; supply and manufacturing constraints; supplier performance; and the Company's ability to meet its cash requirements to finance its operations and growth. Among the effects of these factors may be: lower than anticipated sales; higher than anticipated product returns and/or excess inventory; negative effects on consumer purchases; lower than anticipated gross profit; and higher than anticipated operating expenses.

         Discussions of certain of these factors and other factors that may cause future results to differ materially from the Company's current expectations are contained in this document in "Risk Factors," under Item 1, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 and in "Quantitative and Qualitative Disclosures about Market Risk" under Item 7A.

ITEM 1.      BUSINESS

THE COMPANY


         Day Runner(R) develops, manufactures and markets organizing products to broad-based consumer audiences through retail channels. The Company is the leading developer, manufacturer, and marketer of paper-based organizers for the retail market. Day Runner also develops, manufacturers and markets related organizing products.

         Day Runner markets its products under two major brands, Day Runner and Filofax(R), and a number of sub-brands. The Company estimates its products occupy an aggregate of more than 900,000 linear feet of shelf space in more than 22,000 retail stores across the U.S. and approximately 8,000 retail stores in other markets around the world.

         The vast majority of the Company's sales are to resellers, with direct sales to organizations and to individuals accounting for a very small portion of sales. The Company markets its products to its customers in the U.S. through its own sales force and also makes selective use of manufacturers' representatives and the Internet. The Company markets its products outside the U.S. primarily through its subsidiaries and secondarily through independent distributors. The Company's domestic sales are primarily to the office products and mass market channels of distribution and are concentrated among relatively few major customers, including office products superstores Office Depot, Inc., OfficeMax, Inc. and Staples, Inc. and mass market retailers Wal-Mart and Kmart. Sales to the U.S. office products and mass market channels accounted for approximately
35% and 36%, respectively, of fiscal 1999 sales. With its October 1998 acquisition of Filofax Group plc, the Company substantially increased its focus on international markets. Sales to foreign customers accounted for approximately 23% of fiscal 1999 sales.

         The Company groups its products into three categories: organizers and planners; their refills, which include calendars, other pages and accessories; and related organizing products.

         The Company's organizers and planners are loose-leaf and spiral-bound time and information management systems that range from simple to sophisticated. The Company offers multiple product lines aimed at market segments ranging from students to women managing a home to business and professional people. Organizers and planners accounted for approximately 41% of Day Runner's fiscal 1999 sales.

         The great majority of the Company's organizers and planners are refillable. Refills, which include calendars, other pages and accessories, accounted for approximately 32% of sales in fiscal 1999.

         The Company's related organizing products include, among others: telephone/address books, business accessories, products for students from elementary school through college and organizing and other wall boards. Related organizing products accounted for approximately 27% of fiscal 1999 sales.

         All of the Company's current major product lines have been developed internally by the parent company or one of the companies Day Runner has acquired. The Company manufactures and assembles a portion of its products at its facilities in the U.S. and abroad and also uses foreign and domestic contractors to supply both product components and finished goods.

          Day Runner, Inc. was incorporated in California in 1980 and reincorporated in Delaware in 1993. Unless the context requires otherwise, all references to the "Company" or to "Day Runner" herein refer to Day Runner, Inc. and its consolidated subsidiaries. The Company's corporate headquarters are located at 15295 Alton Parkway, Irvine, California 92618 (phone number 714/680-3500).

         Day Runner, Filofax, PRO Business System, Timeposters and Wipe-Out are registered trademarks of Day Runner, Inc. Business Manager, Cubicle Manager, Everything in One Place, FactCentre, 4-1-1, Home Manager, Message Manager, Microfile, org.board, Perennials and Phone Manager are trademarks of Day Runner, Inc. DILBERT is a trademark of United Feature Syndicate, Inc. THE FAR SIDE is a registered trademark of FarWorks, Inc. LOONEY TUNES characters, names and all related indicia are trademarks of Warner Bros. Star Wars is a trademark of Lucasfilm Ltd. All other trademarks remain the property of their respective companies.

BUSINESS STRATEGY

         Day  Runner  sells  broad-based   organizing  products  through  retail
distribution channels.

         North America. Key elements of the Company's strategy for North America include: leveraging its brand names and distribution strength to maximize sales of existing products, to extend those product lines and to introduce new lines; conducting major marketing initiatives; and building distribution in additional channels, including the Web sites of brick-and-mortar retailers and cyber-retailers.

         Outside  North  America.  Key  elements of the  Company's  strategy for markets outside North America include: further segmenting the market for organizers and planners; entering related organizing product categories; building sales through the emerging mass market channel of distribution; and building a second busy season in the back-to-school time frame in markets where such an opportunity exists.

         E-Commerce. The Company believes many of its products are well suited for online sale via the Company's own Web site, those of its current retailers and, ultimately, those of cyber-retailers.

ACQUISITIONS

         Fiscal 1999. In October 1998, Day Runner acquired Filofax Group plc ("Filofax"), a UK-based company traded on the London Stock Exchange. Filofax is a manufacturer and supplier of stationery products, including Filofax, Lefax and Microfile brand organizers, with sales primarily through retail channels. For a number of years, Filofax has been the leader in developing, manufacturing and marketing paper-based organizers for the UK retail market and has had a solid presence in a number of other key international markets. In addition to its core organizer business, Filofax markets business forms and high-end pens.

         With the Filofax acquisition, Day Runner substantially increased its presence in international markets. Filofax's sales for its fiscal year ended March 31, 1998 were approximately $63.3 million, with 86%, or approximately $54.6 million, to markets outside the U.S. At the time of the acquisition, Filofax had wholly owned sales subsidiaries in France, Germany, Hong Kong, Scandinavia, the UK and the U.S.

         Fiscal 1998. Day Runner acquired Ultima Distribution, Inc., its Toronto-based Canadian distributor based in Toronto; Ram Manufacturing, Inc., a developer, manufacturer and marketer of wall boards, headquartered in Little Rock, Arkansas; and Timeposters(R), Inc., a Toronto-based developer, manufacturer and marketer of planning and presentation products, including laminated wall planners. These three small companies were acquired in July 1997, October 1997 and February 1998, respectively. The Company has since combined Timeposters' manufacturing and distribution with Ultima's operations and renamed that subsidiary Day Runner Canada Inc.

SEEKING STRATEGIC ALTERNATIVES

         In July 1999, Day Runner announced that its Board of Directors had decided unanimously to seek possible strategic alternatives, which may include new equity partners, joint ventures, asset sales, additional financing and/or a potential sale of the Company. Day Runner has retained the investment banking firm Wasserstein Perella & Co. to act as advisers in this process. The Company has not made a decision as to any specific strategic alternatives, and there cannot be any assurance that a transaction will result from this process.

INDUSTRY OVERVIEW

         The Company's roots are in paper-based organizers and planners and their refills, and approximately 73% of the Company's fiscal 1999 sales were generated by this core business. In the past five years, however, the Company has diversified its product lines and now markets a number of related organizing products that help people become better organized in a variety of ways.

                  Paper-based  Organizers.  Awareness of the  organizer  product category is widespread, and the usefulness of organizers is well recognized. (Because the distinctions between organizers and planners have become blurred, except where otherwise specified, the terms "organizer" and "planner" are used interchangeably in this report.) Paper-based organizers and their refills are sold both through a wide variety of retail channels and directly to organizations and individuals. Retailers selling organizers include: office products superstores, wholesalers and dealers; mass retailers; book, department, gift, leather and luggage and stationery stores; and other specialty retailers.

                  Related Organizing Products. Product categories Day Runner has entered include, among others: telephone/address books; appointment books; assignment books; business accessories; organizing and other wall boards; laminated wall planners; and other planning and presentation products.

                  The Company groups all these products under the umbrella term "related organizing products." Some of these products are office supplies, and some are school supplies. Others share features and functions with office and/or school supplies but are intended for use in the home. These products are generally marketed through the same channels as organizers.

         Market Potential. The Company believes that the appeal of organizers and other organizing products is attributable to a number of economic and cultural trends that have substantially affected the United States and that are having an increasing impact on a number of other markets around the world. These trends include: the increased percentage of women in the work force and the resulting prevalence of two-income families; the increased percentage of single parent families; the continuing trend toward corporate downsizing; the growth of the small business sector; the rising percentage of business done away from the office; the greater emphasis on productivity; the ongoing shift to a service economy; and the trend toward global competition. Many of these trends contribute to widespread concerns with saving and better using time and increasing personal productivity.

         The Company's products address these concerns. The Company targets both potential first-time organizer users and existing users who may need refills or replacements for their organizers. The Company's expansion into related, non-organizer products that provide other ways for people to become better organized offers the Company an opportunity to reach consumers that do not use an organizer and to market additional products to consumers who do. The Company's goal is to offer one or more products that appeal to and meet the organizing needs of virtually every consumer, no matter what that individual's income, occupation or age, in the U.S. and in key markets around the world.

         Industries Marketing Similar or Substitute Products. Day Runner's products have features, functions or components in common with products in a number of other industries. The Company's market overlaps to a limited extent that of companies marketing products and services designed to improve group and individual productivity and to upgrade management skills. In addition, electronic organizers, PIM software and Internet-resident organizers are designed to fill many of the same needs addressed by paper-based organizers, although virtually all PIM software products provide for paper-based output, and a number of such products allow users to print out pages in sizes that fit the Company's organizers. (See Item 1. "Business - Competition.")

          Supply Chain Management. The Company's primary channels of distribution are office products and the mass market. As part of their supply chain management, retailers in these channels have been substantially tightening their inventories, with the goals of reducing on-hand inventories and increasing inventory turns. Retailers' methods of accomplishing these goals vary but generally can include the following, among others: selling down inventory until they reach their new, lower target levels; giving promotions a shorter time on the shelf to sell through to consumers and returning other merchandise they might otherwise have ultimately sold. This inventory tightening may manifest itself in a number of ways that can reduce the Company's sales and increase its costs, including but not limited to, retailers' reductions of on-hand supplies of the Company's products; retailers' reduction of everyday selection of the Company's products; accelerated and increased product returns; unexpected cancellations of commitment for product; and reductions in minimum and average order quantities, with potentially related increases in the frequency of orders and the Company's associated costs of distribution.

PRODUCTS

         Day Runner's products are designed to help people of all ages and in all walks of life become better organized. The Company aims its products at various segments of a broad-based consumer audience. The goal is to offer consumers in each target market the perception of broad choice and good value for the money and a variety of organizing products that meet their needs.

         The Company's products include:

              o   Multiple lines of paper-based organizers and planners.

              o   Refills, which include calendars, other pages and accessories.

              o   Related organizing products.

         Organizers and planners. The Company's organizers and planners are available in varying systems, sizes, styles, cover materials and colors and at a wide range of prices. These loose-leaf and spiral-bound "books" help users keep "Everything in One Place(TM)." For example, in addition to the traditional planner components of appointment calendar, telephone/address section and note pad, Day Runner System organizers include, among other things, interrelated pages for managing time and information, tracking expenses, establishing goals and planning projects. Certain of the Company's organizers and planners are available in a number of languages in addition to English, including: Danish, French, German, Italian and Swedish.

         Refills. The great majority of the Company's organizers, planners and telephone/address books and certain of its related organizing products are refillable. Users may customize their loose-leaf organizers and planners by choosing from a variety of additional pages and accessories. Day Runner brand refills range from Mileage Record, Strategy and Things To Do pages to Currency/Checkbook Insert and a solar powered Calculator/Ruler. Filofax brand refills include such pages as Shopping List and Meetings Planner and such accessories as Diskette Holders and a variety of maps.

         Related Organizing Products. The Company's related organizing products include, among others: telephone/address books; appointment books; products for students ranging from elementary school through college; business accessories such as travel document holders and business card files; organizing and other wall boards, such as the patented Home Manager(TM), Business Manager(TM), org.board(TM) and a variety of bulletin boards, combination white boards/bulletin boards and laminated wall planners; and PC software designed to complement the Company's paper-based organizers and planners.

         The following table sets forth, for the periods indicated, approximate Day Runner sales by product category and as a percentage of total sales.

                                   FISCAL                 FISCAL                   FISCAL
          PRODUCTS                  1999                   1998                     1997
          --------            -----------------     -------------------     ------------------
(Unaudited; dollars in thousands)

Organizers and planners ...   $ 80,092     40.8%    $ 83,069     49.5%       $ 73,858     58.0%
Refills ...................     63,596     32.4       51,876     30.9          43,264     34.0
Related organizing products     52,524     26.8       32,896     19.6          10,254      8.0
                                ------     ----       ------     ----          ------      ---
               Total.......   $196,212    100.0%    $167,841    100.0%       $127,376    100.0%
                              ========    =====     ========    =====        ========    =====

PRODUCT DEVELOPMENT

         Day Runner's product development programs emphasize (i) identifying unmet consumer needs and developing organizing products to meet those needs and
(ii) extending the Company's existing product lines. All the Company's current major product lines have been developed internally by the parent company or by one of the companies Day Runner has acquired.

         The Company monitors its existing products for continued viability, needed enhancements, improvements in quality and potential reductions in cost. In fiscal 1999, the Company made the decision to discontinue non-licensed appointment books, a seasonal product line that proved unprofitable, and Day Runner will therefore not be offering this product line in fiscal 2000.

         The Company's product lines reflect its focus on market segmentation and consumer needs. Here are examples:

         Expansion of Day Runner System Organizer Line. Since the introduction of the first Day Runner System organizer in 1982, the Company has transformed this single product into a broad line and has introduced multiple additional organizer lines. The Company's organizers are now available in a variety of sizes, styles and materials, designed to appeal to a broad spectrum of consumers and at a wide range of prices.

         Products for Cost-conscious Consumers. In 1991, as part of its strategy of offering products aimed at cost-conscious consumers, the Company introduced the FactCentre(TM) line, which now includes organizers, planners and telephone/address books.

         Products for Business and Professional People. In 1993, the Company introduced the PRO Business System(R) organizer, aimed at people seeking a sophisticated but easy-to-use organizing system designed specifically for business and professional use. In fiscal 1997, Day Runner launched a line of business accessories, including travel document holders, business card cases, business card files and pad holders.

         Products for Students. In 1994, Day Runner began shipping 4-1-1(TM) Student Planners, a line aimed at middle school, high school and college students and marketed primarily for sales during the back-to-school consumer buying season. The 4-1-1 line is updated and refreshed each year to keep pace with the changing tastes of its target market and became the first in the Company's range of organizing products designed especially for young people.

         Simple Organizing Tools. In fiscal 1995, the Company began to expand into related organizing product categories, adding telephone/address books to its Day Runner and FactCentre lines.

         Products for Women. In fiscal 1995, the Company launched Perennials(TM), a line of organizers, planners and telephone/address books aimed primarily at young women shopping at mass merchants. In fiscal 1997, the Company introduced the patented Home Manager, a unique product that builds upon the American family's habit of using the refrigerator door as a communication center. The Home Manager combines a dry-erase board, bulletin board strip, Post-it(R) notes in a holder and a dated, monthly calendar and mounts on a refrigerator via heavy-duty magnetic backing or on a wall with hooks.

         Licensed Products. The Company develops, manufactures and markets products under licenses from United Feature Syndicate, Inc. (DILBERT(TM)), FarWorks, Inc. (THE FAR SIDE(R)), Warner Bros. (LOONEY TUNES(TM) and X-Toons(TM)) and Lucasfilm Ltd. (Star Wars(TM)). In fiscal 1996, Day Runner launched a line of planners and telephone/address books featuring Warner Bros. Looney Tunes cartoon characters. In fiscal 1997, the Company introduced THE FAR SIDE organizers featuring the classic cartoons created by Gary Larson. In fiscal 1998, the Company launched X-Toons, student products featuring Warner Bros. characters engaged in extreme sports and designed to appeal to middle-school boys and a line of DILBERT organizers, refills, telephone/address books and pocket calendars. In fiscal 1999, the Company introduced a line of Star Wars student planners, assignment books, telephone/address books and wall boards.

         Acquired Products. Since acquiring Ram Manufacturing and Timeposters in fiscal 1998, the Company has refined and further developed the wall board and laminated wall planner product lines it gained through the purchase of these companies. These lines are marketed under the Day Runner brand and the Wipe-Out(R) and Timeposters sub-brands. Since acquiring Filofax in October 1998, the Company has expanded product development activities for Filofax brand products and for Day Runner brand products intended for foreign markets.

         Continuing Product Innovation. Ongoing development of new products and line extensions continues to be an important element of the Company's strategy. Since its introduction in fiscal 1997, Day Runner has expanded Home Manager into a broad line of organizing wall boards that includes Business Manager, Cubicle Manager(TM), Message Manager(TM), a Looney Tunes organizing wall board for children and Phone Manager(TM). The Company has augmented its product lines aimed specifically at women with the fiscal 1999 introduction of Regency organizers, planners and telephone/address books. Recently, the Company has launched a new, higher-end line of Filofax refills.

SALES AND DISTRIBUTION

         The vast majority of Day Runner's sales are to resellers, with direct sales to organizations and to individuals accounting for a very small portion of sales. The Company markets its products to its customers in the U.S. primarily through its own sales force and makes selective use of manufacturers' representatives and the Internet. The Company markets its products outside the U.S. primarily through its subsidiaries and secondarily through independent distributors.

         During fiscal 1998 and 1999, the Company sold products to approximately 700 and 6,000 different customers, respectively, with the increase from fiscal 1998 to 1999 attributable primarily to the Filofax acquisition and the non-consolidated nature of Filofax's distribution channels. The only customers accounting for 10% or more of the Company's fiscal 1999 sales were Wal-Mart Stores, Inc., including Sam's Clubs; OfficeMax, Inc.; Office Depot, Inc.; and Staples, Inc., including their affiliates. These customers accounted for approximately 25%, 13%, 11% and 11%, respectively, of fiscal 1999 sales. Including their affiliates, the top five customers of the Company accounted for an aggregate of approximately 64% of fiscal 1999 sales.

         The following table sets forth, for the periods indicated, approximate Day Runner sales by distribution channel and as a percentage of total sales.

                                   FISCAL                 FISCAL                   FISCAL
    DISTRIBUTION CHANNEL            1999                   1998                     1997
    --------------------     ------------------     -------------------     --------------------
(Unaudited; dollars in thousands)

Office products channel.     $  68,839   35.1%      $ 79,303     47.2%       $ 59,416      46.7%
Mass market.............        69,899   35.6         65,752     39.2          53,785      42.2
Foreign customers.......        45,987   23.4         12,182      7.3           5,583       4.4
Other channels..........        11,487    5.9         10,604      6.3           8,592       6.7
                                ------    ---         ------      ---           -----       ---
      Total.............      $196,212  100.0%      $167,841    100.0%      $ 127,376     100.0%
                              ========  =====       ========    =====       =========     =====

                  U.S. Sales and Distribution. The Company's primary channels of domestic distribution are office products and the mass market, and the Company's products are carried by more than 22,000 retail outlets across the country. In fiscal 1999, the Company shipped directly to approximately 7,700 retail locations, to distribution centers serving approximately 14,400 retail locations and to approximately 100 wholesalers, each of which serves a number of dealers.

     Office Products Channel. Since 1987, Day Runner brand products have been broadly distributed through the office products channel.

                           Office Products Superstores. Since their emergence in 1986, office products superstores offering discount prices in a warehouse atmosphere have become a major force in office products distribution. The Company's products are carried by all the leading superstores, including Office Depot, Inc., OfficeMax, Inc. and Staples, and sales to these customers account for the bulk of the Company's sales in the U.S. office products channel.

                           Office Products Wholesalers. The Company's products are distributed by a number of office products wholesalers, including national wholesaler S.P. Richards Company and all three regional wholesaler groups, MMA, NAMD and AMW.

                           Office Products Dealers. The Company's products are also distributed through traditional office products dealers, which buy directly from manufacturers and indirectly through wholesalers. These customers include both storefront dealers and contract stationers (also known as commercial dealers) that specialize in selling to larger businesses through catalogs and their direct sales forces.

                  Mass Market. Discount chains addressing the mass market have become an increasingly important factor in the distribution of a wide variety of consumer goods. The Company's products are distributed through a number of mass market retailers, including: Wal-Mart and Kmart; the major wholesale clubs, Sam's Clubs and Costco Companies, Inc.; a number of discount drug chains, including Rite Aid Corp., Eckerd Drug and American Drug; and a variety of other mass market resellers.

                  Other. The Company also distributes its products through a number of additional channels, including book, department, gift,leather and luggage stores and other specialty retailers, to the U.S. Government and via the Internet. The Company's U.S. sales of its Filofax brand products are concentrated in these distribution channels.

          Foreign. The Company's products are marketed internationally primarily through its foreign subsidiaries and secondarily through independent distributors. The Company has sales and marketing operations in Australia, Canada, Denmark, France, Germany, Hong Kong, Italy, Sweden and the United Kingdom.

          Foreign retailers carrying the company's products include both traditional, full-price retailers and emerging mass marketers. Prior to the acquisition of Filofax Group plc, which had built strong distribution in a variety of channels in its home UK market and through high-end specialty shops and department stores in a number of other markets, Day Runner focused its sales and distribution efforts outside North America primarily on developing distribution through emerging mass merchants in key markets. The Company expects to continue to serve this broad spectrum of distribution.

MARKETING

         Day Runner believes that for a number of years its product and merchandising innovations have been instrumental in driving the growth of the organizer product category at retail. More recently, the Company has also been working to increase the visibility of and expand demand for its related organizing products.

         Day Runner markets its products to consumers to increase awareness of its brand names and of specific products, to communicate the benefits of its products, and to create and reinforce an image that its products enable the user to manage time and personal resources more effectively. Packaging, merchandising, and promotions are designed to appeal to the consumer shopping in the retail store. The Company positions itself to retailers as the leader in the retail organizer market, the primary innovator in the category, and the logical source for well designed, good quality organizers, planners, and related organizing products at a wide range of price points and appropriate for both broad-based consumer target markets (Day Runner brand) and consumers looking for a prestige brand (Filofax brand).

         The Company works to protect and strengthen its Day Runner and Filofax brand names through consistent positioning, careful placement of new products in the Company's price matrix, well thought out packaging, and the effective use of secondary and heritage brands.

         Promotional Programs. The Company offers promotional and incentive programs (1) as part of its introduction of new products, (2) to build sales at specific times of year, and (3) to build awareness, expand distribution, and increase sales of specific products.

         Advertising and Public Relations. Day Runner participates with retailers in co-op advertising and periodically advertises in certain wholesale flyers and in trade publications. Public relations campaigns are another important element in the Company's marketing strategy. The Company has from time to time conducted consumer advertising campaigns, primarily in business and lifestyle magazines, but generally does very little consumer advertising.

         Sales Support. The Company supports its retailers with point-of-sale materials intended to build brand name awareness and increase sales. The Company's displays are designed to be easy for consumers to shop and for store personnel to refill. The Company supplements its everyday display space of Day Runner brand products with colorful, pre-packed corrugated displays designed to act as marketing vehicles. Packaging is intended to help consumers choose the right product and make the decision to buy.

          Trade Shows. The Company exhibits or is represented in a number of international, national and regional trade shows.

         Market Research. The Company regularly conducts market research and tests product concepts and prototypes through the use of focus groups and other consumer research. In addition, the Company maintains a database containing information on users who have mailed in the Welcome Cards included in many of its Day Runner brand products.

         User Support. To encourage its current users to continue to purchase and recommend its products and their refills, the Company provides a toll-free consumer hotline in the U.S. that consumers may call for referral to conveniently located dealers or dealers that carry specific refills or accessories, for customer service, to contribute suggestions and to purchase products directly from the Company.

         Although Day Runner's products are designed to be intuitive and easy to use, the Company provides a free user's guide in each Day Runner System and PRO Business System organizer. Each of these booklets illustrates effective use of the system and includes tips on time management, project management and organization.

         dayrunner.com. In June 1999, the Company launched its substantially redesigned Internet site, dayrunner.com. Users may purchase certain of the Company's products online via this web site. The Company makes direct sales primarily as a service to its users and, except in certain cases, charges full suggested retail price plus shipping and handling.

COMPETITION

         The  product   categories  in  which  the  Company   participates   are
competitive and subject to rapid change.

         The Company competes directly with other companies marketing paper-based organizers and planners, appointment books, assignment books, business accessories, calendars, wall boards, laminated wall planners and similar organizing products to consumers through retail channels and on the Internet and indirectly with companies marketing such products through mail order or via other means.

         The Company's competitors also include companies marketing substitutes for paper-based organizer and planner products, such as electronic organizers, including Palm Pilot and Windows CE products, among others, PIM software and Internet-resident organizers.

         In addition, the Company competes indirectly in the U.S. and directly in certain foreign markets with companies marketing organizers and/or organizers coupled with time management training via direct sales to individuals and to organizations.

         The companies with which Day Runner competes vary by product category and geography. Each product category is competitive and subject to rapid change, and none of the lists of competitors provided here is intended to be all inclusive. The Company's competitors in paper-based organizers in North America include At-A-Glance(R), Day-Timer(R), FranklinCovey(R), Mead School and Office Products division of The Mead Corporation and many leather goods manufacturers and companies manufacturing inexpensive, non-branded organizers overseas for sale in North America. In September 1999, Mead announced that it had agreed to acquire the At-A-Glance Group from Cullman Ventures. Paper-based organizer competitors outside the U.S. vary from market to market, with none holding a dominant position in retail channels in multiple markets.

         The Company's North American competitors in telephone/address books include At-A-Glance, Mead and a number of companies marketing inexpensive imported products. The primary company marketing appointment books and calendars through retail channels in North America is At-A-Glance. A number of U.S. calendar companies also produce laminated wall planners. Business accessories are marketed in North America by Day-Timer, Hazel(R) and many leather goods manufacturers, and wall board manufacturers include Boone(R) Boards and Quartet Manufacturing Company.

         Day Runner believes that the current principal competitive factors in the product categories in which its participates are: distribution breadth, depth and strength; brand name recognition; product development capability; product function, design, perceived quality and value; marketing capability; breadth of product lines; financial resources; customer service; manufacturing/sourcing expertise; and price. In the organizer/planner category, the size and loyalty of a company's user base is also a key factor. Although a number of its competitors have greater financial resources than Day Runner, the Company believes that it competes well against its direct competition on most of the other principal competitive factors.

         The Company believes that it has a number of competitive advantages. Its products occupy significant retail shelf space. Its leadership position in the retail organizer/planner market, leading brand names, ability to develop new products, broad product lines, marketing expertise, manufacturing/sourcing skill, large user base and the appeal of its products to consumers constitute additional competitive advantages. There can be no assurance, however, that the Company will be able to maintain or continue to benefit from its competitive advantages or that the competitive environment will not change to the Company's detriment.

MANUFACTURING

         Day Runner's manufacturing strategy combines limited internal manufacturing with the domestic and foreign subcontracting of product components and finished products. The Company's policy is to develop and maintain multiple sources for key raw materials, product components and the finished products it subcontracts. The Company has the ability to act as its own second or third source for the manufacture of loose-leaf binders, for those of its wall boards that it subcontracts and for the final assembly of many of its products. This provides a degree of protection against vendor problems and, under certain conditions, allows the Company to respond to higher than anticipated demand and improve turn-around time. The Company's manufacturing activities are not capital-intensive, and the manufacture of most of its products can be only partially automated. The Company subcontracts all printing.

         Purchased Components. In addition to vinyl and leather raw materials, the Company purchases from suppliers certain major product components, including printed pages, loose-leaf rings, pens, software disks containing its PIM software, electronic components and certain accessories. With few exceptions, these items are manufactured by a variety of outside contractors and are widely available.

         Day Runner Brand Products.

                  Asian Suppliers. The Company's Asian subcontractors manufacture and assemble a portion of its finished Day Runner brand products, including the great majority of its lower priced organizers, planners and related organizing products. Day Runner's Hong Kong subsidiary acts as liaison with the Asian suppliers of the Company's Day Runner brand products.

                  North American Manufacturing. The flexibility of internal and subcontracted North American manufacturing helps Day Runner meet unexpected demand and produce "fill-ins" near the end of a season. In addition, North American manufacturing is cost-effective for certain bulky products, where freight costs are a key concern.

                  Internal Manufacturing. Day Runner manufactures a portion of its binders, assembles a portion of its finished products and does refill packaging at Day Runner de Mexico, S.A. de C.V., its wholly owned manufacturing subsidiary located in Tijuana. The Company manufactures wall boards and laminated wall planners at its facilities in Little Rock, Arkansas and Toronto, Canada.

         Filofax Brand Products. The Company's Filofax operations also balance internal manufacturing with subcontracting and subcontract the production of certain product components and finished goods to Asian suppliers. Manufacturing in the UK is limited in scope, consisting primarily of binder manufacture, book assembly and refill packaging, and the Company also outsources some assembly there.

CUSTOMER SERVICE

          Large U.S. retailers' focus on lowering inventory and increasing inventory turns requires ever improving product replenishment through-put time as measured at the retail shelf. Day Runner recognizes that customer service is an ever-more vital link between itself and its key customers. (Note: This discussion does not include distribution in the U.S. of the Company's Filofax products, which is outsourced.)

          Sophisticated, Flexible Distribution Capabilities. Day Runner has developed sophisticated distribution and customer service capabilities in the U.S. The Company's facilities have the ability to ship in whatever form the customer's logistics require. Day Runner ships directly to the individual retail locations of a number of its customers and to the distribution centers of others and participates in cross-docking programs.

          EDI. Day Runner receives more than 90% of domestic orders representing approximately 85% of domestic purchase order dollars via EDI (Electronic Data Interchange). Transaction sets handled via EDI include purchase orders, acknowledgments, invoices, ASNs (advance ship notices), and debit/credit adjustments.

          WMS. Recently, the Company has implemented WMS (Warehouse Management System) software in its Nashville, Tennessee and Fullerton, California
distribution centers. WMS controls a multitude of warehouse functions, including, among others: receiving; quality inspection; package labeling; cross docking; material storage; order picking; automated replenishment; trailer loading; routing; and inventory control. The Company believes WMS will offer significant longer term benefits, including higher productivity, increased inventory and shipping accuracy and more efficient facility utilization.

RISK FACTORS

          The Company believes that risk factors that may cause future results to differ materially from the Company's expectations and should be considered carefully in evaluating the Company and its business include, but are not limited to, the following (which, with the exception of "Other Risk Factors," are listed in alphabetical order). These risk factors are in addition to those mentioned elsewhere in this report and in documents incorporated by reference into this report.

          Competition. The paper-based organizer industry and the various related organizing products industries in which the Company participates are intensely competitive and subject to rapid change, with competition for retail shelf space of particular concern. The Company competes primarily with a number of companies that manufacture and market paper-based organizers and/or related organizing products through retail, mail order or other direct sales channels. The Company also competes to a lesser extent with companies that manufacture and market substitutes for paper-based organizers (e.g., handheld electronic organizers such as Palm Pilot, Windows CE products, personal information management ("PIM") software and Internet-resident organizers). Certain of the Company's competitors have substantially greater financial, product development, technical, manufacturing and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not adversely affect the Company's sales growth or gross or operating margins. (See Item 1. "Business Competition.")

          Customer Concentration. The Company's sales have been, and very likely will continue to be, concentrated among a small number of customers. In fiscal 1999, sales to the Company's top five customers represented approximately 64% of sales, with sales to Wal-Mart Stores, Inc., OfficeMax, Inc., Office Depot, Inc. and Staples, Inc., including their affiliates, representing approximately 25%, 13%, 11% and 11%, of sales, respectively. As a result, the Company's financial results can be adversely affected by the business practices and actions of its large customers in a number of ways, including timing and size of orders and supply chain management. The loss of one or more of these customers or a shift in the demand by, distribution methods of or pricing to or terms of sale to one or more of these customers could materially adversely affect the Company. The Company has no written agreement or other enforceable understanding with any of these customers that relates to future purchases by such customers, and thus such purchases could be delayed, reduced or discontinued at any time. A termination or other adverse change in the Company's relationship with, an adverse change in the financial condition of, or a significant reduction in sales to one or more of its top customers could have a materially adverse effect on the Company. The write-off of any significant receivable due from, delays in payment by or return of product by these customers could also adversely impact the Company. (See Item 1. "Business -- Sales and Distribution.")

         Dependence on Continued Demand for Paper-based and other Low Technology Organizing Products. The Company's future results depend upon ongoing consumer demand for paper-based organizing products in general and the Company's products in particular. In recent years, technological advances have led to the proliferation of increasingly powerful portable laptop and "palmtop" computers and handheld electronic organizers, such as Palm Pilot. Although many of these products are currently significantly more expensive and difficult to use than the Company's comparable paper-based products, technological advances are likely to improve the ease of use and functionality and to continue to reduce the cost of portable electronic products that contain features directly competitive with paper-based organizers and planners and with certain related organizing products. There can be no assurance that consumer demand for paper-based and other low technology products will not decline or that the Company, alone or jointly with technology companies, will be able to successfully develop in a timely manner and market new paper-based or electronic products that will achieve market acceptance.

         Dependence on Loans. Under the Amended and Restated Loan Agreement, the Company may borrow, subject to certain conditions, a maximum aggregate of approximately $120 million in bank loans. The Company's liquidity is significantly dependent upon its continued compliance with this loan agreement's terms, including, among others, payment of interest and principal when due and maintenance of certain financial ratios. The Company believes that it will be able to comply with the terms of the loan agreement at least through fiscal 2000, but there can be no assurance that it will be able to do so. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources - Bank Loans.")

          Dependence on Key Personnel. The Company's success depends to a significant extent upon certain of its officers, the loss of the services of any of whom could materially adversely affect the Company. The Company has no employment agreements with such persons. (See Item 10. "Directors and Executive Officers of the Registrant.")

          Litigation. The Company is a defendant in purported securities class action lawsuits related to allegations concerning the Company's alleged misstatement of its financial results of operations for the first through third quarters of fiscal 1999. The Company believes it has meritorious defenses to the actions and intends to defend them vigorously, but there can be no assurance as to the outcome. (See Item 3. "Legal Proceedings.")

         New Products. In order to maintain and improve its competitive position, the Company must continue to enhance its existing product lines and to develop and introduce innovative new products and line extensions that meet the requirements of its existing and potential users. There can be no assurance that such products will be developed and introduced in a timely fashion, or that they will achieve market acceptance or that the timing and size of orders for new products will not materially adversely affect the Company's financial results.

         Product Supply and Manufacturing Risks. The Company depends on outside foreign and domestic sources for the manufacture of a portion of its product components and finished products and subcontracts the production of all its printed materials. The Company's partial reliance on outside vendors subjects it to the risks of potential delays in the receipt, or shortfalls in the levels or quality, of products or components and of possible increases in its costs of goods sold caused by, among other things, increases in vendors' prices, trade tariffs or duties. In addition, due to the large number of sizes, materials and styles of the Company's products and the inherent uncertainty of predicting customer demand levels, timing and mix, there is a risk that the Company may not be able to fulfill certain orders in a timely fashion, which may result in delayed shipments and/or lost business. Day Runner seeks to reduce certain of these risks by setting what it believes are appropriate safety stock inventory levels of its most popular products and most frequently used product components, having multiple or alternative supply sources for key product components and possessing the internal capability to manufacture and/or assemble many of its core products. Nonetheless, external or internal product or component supply or manufacturing delays, shortfalls or other problems or cost increases could adversely affect the Company's financial results. (See Item 1. "Business -- Manufacturing.")

         Retailers' Supply Chain Management. As publicly announced by a number of the retailers themselves and many of their suppliers, certain large U.S. retailers, including a number of the Company's largest customers, have intensified their focus on supply chain management, working to shift a greater portion of the inventory burden to suppliers. This trend increases the unpredictability of the Company's financial results.

          As part of their supply chain management, retailers have been substantially tightening their inventories, with the goals of reducing on-hand inventories and increasing inventory turns. Retailers' methods of accomplishing these goals vary but generally can include the following, among others: selling down inventory until they reach their new, lower target levels; giving promotions a shorter time on the shelf to sell through to consumers and returning other merchandise they might otherwise have ultimately sold. This inventory tightening may manifest itself in a number of ways that can reduce the Company's sales and increase its costs, including but not limited to, retailers' reductions of on-hand supplies of the Company's products; retailers' reduction of everyday selection of the Company's products; accelerated and increased product returns; unexpected cancellations of commitments for product; and reductions in minimum and average order quantities, with potentially related increases in the frequency of orders and the Company's associated costs of distribution.

         In addition, the stress on minimizing on-hand inventories in retail stores can result in spotty stock outages, particularly of popular products, which can result in lost or delayed sales to consumers. The Company believes the trend toward shifting the inventory burden farther back in the supply chain is likely to eventually include the vast majority of retail chains both in the U.S. and abroad.

          Seasonal Fluctuations. The Company has historically experienced and expects to continue to experience significant seasonal fluctuations in its sales and other financial results that it believes have resulted and will continue to result primarily from its customers' and users' buying patterns. These buying patterns have typically adversely affected orders for the parent Company's products in the third quarter and for Filofax's products in the third and fourth quarters of each fiscal year.

         Although it is difficult to predict the future seasonality of sales, the Company believes that future seasonality should be influenced at least in part by customer and user buying patterns similar to those that have historically affected the Company. Quarterly financial results are also affected by new product introductions and line extensions, the timing of large orders, changes in product sales or customer mix, vendor and customer pricing, production levels, supply and manufacturing delays, large customers' inventory management and general industry and economic conditions. The seasonality of the Company's financial results and the unpredictability of the factors affecting such seasonality make the Company's quarterly and yearly financial results difficult to predict and subject to significant fluctuation. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Results.")

         Small Size. The Company believes that the retail environment, particularly in the U.S. and Canada, is increasingly comprised of very large retailers and suppliers and that the Company's relatively small size magnifies the effects upon it of shifts in this environment. Through its exploration of strategic alternatives, the Company is seeking ways in which to become less vulnerable, whether through a financial partner, some form of additional financing, or in alliance with or as part of a larger corporate entity. The Company believes that the risks associated with its small size will persist until and unless it succeeds in reducing this vulnerability. The Company has not made a decision as to any specific strategic alternative, and there cannot be any assurance that a transaction will result from the Company's process of seeking strategic alternatives. (See Item 1.
"Business -- Seeking Strategic Alternatives.")

          Year 2000 Readiness. The Company is surveying its vendors, customers and others on whom it relies to assess their state of Year 2000 readiness. However, there can be no assurance that the systems of other parties on which the Company's systems rely will also be compliant or that any failure to be compliant in this area by another party will not have an adverse effect on the Company's systems. Furthermore, although the Company believes its internal systems are Year 2000 compliant, there can be no guarantee that any or all of the Company's systems are or will be Year 2000 compliant, that the ultimate costs required to address the Year 2000 issue will not exceed the amounts indicated in this report or that the impact of any failure to achieve substantial Year 2000 compliance will not have a materially adverse effect on the Company's financial condition. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations Year 2000.")

         Other Risk Factors. Other factors that may cause the Company's future performance to differ materially from its current expectations include: general economic conditions, especially the sustainability of the current economic expansion; the health of the retail environment; and foreign exchange rate fluctuations.

PATENTS, COPYRIGHTS AND TRADEMARKS

             Day Runner relies upon, among other things, a combination of copyright, patent and trademark laws to protect its rights to certain aspects of its products. There can be no assurance, however, that the steps taken by Day Runner to protect its proprietary rights will be adequate to prevent imitation of its products or independent development by others of similar products.

         Day Runner holds numerous patents in the United States and certain foreign countries. The Company also has several United States and foreign patents pending. The patents the Company holds are related to improvements in the structure of and devices associated with its loose-leaf binders and its related organizing products. We have also been issued United States copyright registrations covering the text and the compilation and editing of data in certain of our products. Day Runner holds United States and foreign trademark registrations for a number of trademarks including "Day Runner" and "Filofax" and various logos.

EMPLOYEES

             At October 1, 1999, Day Runner had 1,620 full-time employees, including 178 in sales; 42 in marketing; 210 in executive, finance and administration; 37 in product development; and 1,153 in manufacturing operations and distribution. None of the Company's employees is represented by a labor union, and the Company has experienced no labor-related work stoppages.

ITEM 2.      PROPERTIES.

             Day Runner's principal operating facility is located in an approximately 221,000 square-foot building in Fullerton, California, under leases expiring in 2001. The leases include multiple, successive renewal options that, if exercised in full, would extend the lease terms to expire in 2011. The Company's corporate headquarters occupy approximately 21,300 square feet in Irvine, California under a lease that expires in 2001. The Company's LaVergne, Tennessee distribution facility occupies an approximately 100,200 square-foot facility under a lease expiring in 2004. The lease includes multiple, successive renewal options that, if exercised in full, would extend the lease terms to expire in 2014. The Company's Little Rock, Arkansas manufacturing facility occupies an approximately 84,000 square-foot facility under a lease expiring in 2002. This lease includes a renewal option that, if exercised, would extend the lease term to expire in 2007. The Company's Canadian subsidiary occupies an approximately 40,220 square-foot facility under a lease expiring in 2008 that includes an option to extend the terms through 2013. The Company's Mexican subsidiary occupies an approximately 70,000 square-foot facility under a lease expiring in 2006 that includes options to extend the terms through 2016. The Company's U.K. subsidiary's principal manufacturing facility is located in an approximately 23,300 square-foot building in Burgess Hill, England, which is owned by the Company's U.K. subsidiary. Additionally, the Company's U.K. subsidiary's corporate headquarters occupy approximately 5,700 square feet in London, England under a lease expiring in 2003. The Company believes it has sufficient space in its facilities or will be able to lease additional space on acceptable terms to meet its needs for the foreseeable future.

ITEM 3.      LEGAL PROCEEDINGS.

          In September 1999, two purported securities class action lawsuits were filed in the United States District Court for the Central District California against the Company and certain of its officers and directors. The complaints allege that the Company violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder through the misstatement of the Company's financial results of operations for the first through third quarters of fiscal 1999. These alleged misstatements purportedly consisted of improper accounting for manufacturing variances and other costs. The plaintiffs in both actions purport to represent a class consisting of all purchasers of the Company's Common Stock between October 20, 1998 and August 31, 1999. The plaintiffs are seeking unspecified compensatory damages.

         The Company expects that these actions will be consolidated into a single action, that a lead plaintiff will be appointed, and that a consolidated amended complaint will be filed. None of these events has yet taken place. There has been no discovery in any of the actions. Based on the allegations and the issues raised by the current complaint, the Company believes it has meritorious defenses to the actions and intends to defend them vigorously.

         The Company is not a party to any other litigation that, in the opinion of management, would reasonably be expected to have a materially adverse effect on the Company.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             Inapplicable.

                                           PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.

              Day Runner's Common Stock is traded over-the-counter on The Nasdaq Stock Market under the symbol "DAYR." The table below shows the high and low closing sales prices for the Common Stock as reported on The Nasdaq Stock Market for the fiscal years ended June 30, 1999 and 1998. As of October 1, 1999, there were 208 recordholders of the Company's Common Stock based on information provided by the Company's transfer agent.

                                    FISCAL YEAR              FISCAL YEAR
                                      1999                     1998
                                ----------------        -----------------
             QUARTER            HIGH       LOW          HIGH         LOW

             First             $25-6/16  $16-14/16     $19-1/2      $16-1/4
             Second             22-1/2    11-14/16      21-1/16      18
             Third              14-1/16   10-3/8        23-1/16      18-7/16
             Fourth             13-3/16    9-5/8        25-1/4       18-1/8

       The Company has never paid cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of its business, and therefore the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Certain financial covenants in the Company's bank line of credit agreement restrict the Company's ability to pay cash dividends.

ITEM 6.      SELECTED FINANCIAL DATA.

         The selected consolidated statement of operations data for the fiscal years ended June 30, 1999, 1998 and 1997 and the consolidated balance sheet data at June 30, 1999 and 1998 are derived from, and are qualified in their entirety by reference to, the Company's audited consolidated financial statements and notes thereto included elsewhere in this Annual Report that have been audited by Deloitte & Touche LLP, independent auditors, as indicated in their report, which is also included elsewhere in this Annual Report. The selected consolidated statement of operations data for the fiscal years ended June 30, 1996 and 1995 and the consolidated balance sheet data at June 30, 1997, 1996 and 1995 are derived from audited consolidated financial statements of the Company that are not included herein.


CONSOLIDATED STATEMENT OF OPERATIONS DATA:

     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              FISCAL
                                       1999             1998             1997              1996             1995
                                   ------------    -------------     -------------    -------------     ------------
Net sales......................    $ 196,212        $  167,841       $ 127,376         $  125,126        $  121,801
Cost of goods sold.............      108,087            80,663          60,452             59,920            62,175
                                   ---------        ----------       ---------         ----------        ----------
Gross profit...................       88,125            87,178          66,924             65,206            59,626
                                   ---------        ----------       ---------         ----------        ----------
Operating expenses:
   Selling, marketing and
    distribution...............       62,180            43,193          31,673             29,878            32,154
General and administrative.....       26,445            18,416          14,451             16,376            13,792
    Costs related to activities
     associated with the Filofax
     acquisition...............        1,072
    Costs incurred in pursuing
     acquisitions..............                                          1,451
                                   ---------        ----------       ---------         ----------        ----------
   Total operating expenses....       89,697            61,609          47,575             46,254            45,946
                                   ---------        ----------       ---------         ----------        ----------
(Loss) income from
    operations.................       (1,572)           25,569          19,349             18,952            13,680
Net interest expense (income)..        5,215              (172)         (1,301)              (706)             (161)
                                   ---------        ----------       ---------         ----------        ----------
(Loss) income before (benefit).
    provision for income taxes.       (6,787)           25,741          20,650             19,658            13,841
(Benefit) provision for
    income taxes...............       (2,789)            9,833           8,102              7,840             5,863
                                   ---------        ----------       ---------         ----------        ----------
Net (loss) income..............    $  (3,998)       $   15,908       $  12,548         $   11,818          $  7,978
                                   =========        ==========       =========         ==========          ========
(Loss) earnings per common share:
   Basic.......................    $   (0.34)       $     1.38       $    1.01         $     0.95           $  0.66
                                   ==========       ==========       =========         ==========           =======
   Diluted                         $   (0.34)       $     1.27       $    0.95         $     0.89           $  0.63
                                   ==========       ==========       =========         ==========           =======
Weighted average number of
   common  shares outstanding:
   Basic.......................       11,896            11,533          12,432             12,468            12,176
                                   =========        ==========       =========         ==========        ==========
Diluted........................       11,896            12,523          13,182             13,252            12,748
                                   =========        ==========       =========         ==========         =========



CONSOLIDATED BALANCE SHEET DATA:
   (IN THOUSANDS)

                                                                           JUNE 30,
                                  1999               1998             1997              1996               1995
                              ------------       ------------     ------------      -------------      -------------
Working capital.............  $   70,491          $  57,922        $  50,710         $   51,653             38,260
Total assets................     216,311            101,179           78,880             77,931             63,650
Short-term debt.............       2,077              2,716              452                                   152
Long-term liabilities.......     105,568                                                                        12
Stockholders' equity........      70,397             74,532           59,484             59,498             44,787


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

OVERVIEW

         Since the Company's introduction of the first Day Runner System organizer in 1982, the Company's revenues have been generated by sales primarily of organizers and planners and secondarily of refills. Since fiscal 1995, a majority of the Company's growth has resulted from sales of related organizing products. For a number of years, the Company focused the great majority of its product development, sales and marketing efforts on the U.S. office products channel and the U.S. mass market channel. With the October 30, 1998 acquisition of Filofax, the Company substantially increased its emphasis on markets outside the U.S. The office products channel, the mass market channel and sales to foreign customers accounted for 35.1%, 35.6% and 23.4%, respectively, of fiscal 1999 net sales.

RESULTS OF OPERATIONS
          The following tables set forth, for the periods indicated, the percentages that selected statement of operations items bear to sales and the percentage change in the dollar amounts of such items.

                                                              PERCENTAGE OF NET SALES
                                                               YEARS ENDED JUNE 30,
                                                       1999             1998           1997
                                                     ---------       --------       ---------

Net sales....................................          100.0%         100.0%          100.0%
Cost of goods sold...........................           55.1           48.1            47.5
                                                      ------          -----           -----
Gross profit.................................           44.9           51.9            52.5
                                                      ------          -----           -----
Operating expenses:
   Selling, marketing and distribution.......           31.7           25.7            24.9
   General and administrative................           13.5           11.0            11.3
   Costs related to activities associated with the
    Filofax acquisition......................            0.5
   Costs incurred in pursuing acquisitions...
    1.1
    Total operating expenses.................           45.7           36.7            37.3
                                                      ------          -----           -----
(Loss) income from operations................           (0.8)          15.2            15.2
Net interest expense (income)................            2.6           (0.1)           (1.0)
                                                      ------          -----           -----
(Loss) income before (benefit) provision
    for income taxes.........................           (3.4)          15.3            16.2
(Benefit) provision for income taxes.........           (1.4)           5.8             6.3
                                                      ------          -----           -----
Net (loss) income............................           (2.0)%          9.5 %           9.9%
                                                      ======          =====           =====




                                                                 PERCENTAGE CHANGE
                                                        FISCAL 1998                FISCAL 1997
                                                            TO                         TO
                                                        FISCAL 1999                FISCAL 1998
                                                   --------------------      --------------------
Net sales.........................................        16.9%                        31.8%
Cost of goods sold................................        34.0                         33.4
Gross profit......................................         1.1                         30.3
Operating expenses:
   Selling, marketing and distribution............        44.0                         36.4
   General and administrative.....................        43.6                         27.4
   Costs related to activities associated with the
    Filofax acquisition...........................       100.0
   Costs incurred in pursuing acquisitions........                                   (100.0)
    Total operating expenses......................        45.6                         29.5
(Loss) income from operations.....................      (106.1)                        32.1
Net interest expense (income).....................      3132.0                        (86.8)
(Loss) income before (benefit)
 provision for income taxes.......................      (126.4)                        24.7
(Benefit) provision for income taxes..............      (128.4)                        21.4
Net (loss) income.................................      (125.1)                        26.8


FISCAL YEAR ENDED JUNE 30, 1999 COMPARED WITH  FISCAL YEAR ENDED JUNE 30, 1998

         Net Sales. Net sales ("sales") consist of revenues from gross product shipments net of allowances for returns, rebates and credits. In fiscal 1999, sales increased by $28,371,000, or 16.9%, compared with fiscal 1998 primarily because of the Filofax acquisition but were lower than anticipated primarily because inventory tightening on the part of a number of the Company's large U.S. customers constrained the Company's sales and increased product returns. Sales were primarily to mass market customers and secondarily to the office products channel. Sales to the office products channel decreased by $10,464,000, or 13.2%; sales to foreign customers grew by $33,805,000 or 277.5%; sales to mass market customers grew by $4,147,000, or 6.3%; and sales to miscellaneous customers grouped together as "other," grew by $883,000, or 8.3%. Sales of related organizing products increased by $19,628,000 or 59.7%; sales of refills increased by $11,720,000, or 22.6%; and sales of organizers and planners decreased during the year by $2,977,000, or 3.6%.


         Gross Profit. Gross profit is sales less cost of goods sold, which is comprised of materials, labor, and manufacturing overhead. Gross profit may be affected by, among other things, product mix, production levels, changes in vendor and customer prices and discounts, sales volume and growth rate, sales returns and other allowances, purchasing and manufacturing efficiencies, tariffs, duties, and inventory carrying costs. Gross profit as a percentage of sales decreased from 51.9% of sales in fiscal 1998 to 44.9% of sales in fiscal 1999 primarily because of a shift in the Company's Day Runner brand product mix (including sub-brands) to lower margin products and an increase in the provision for sales returns based upon recent higher sales returns experience (which, in addition to lowering net sales, adversely impacted manufacturing costs and variances), both of which the Company believes were largely related to inventory tightening.

          Operating Expenses. Total operating expenses increased as a percentage of sales from 36.7% for fiscal 1998 to 45.7% for fiscal 1999 because of the Company's decreased ability to absorb costs as a result of the lower sales of the parent company operation and because of Filofax's seasonality. (The Company had the benefit of only two months of Filofax's four-month busy season, but had the expenses associated with six months of its eight-month slower period.) Excluding the $1,072,000 costs related to activities associated with the Filofax acquisition, fiscal 1999 operating expenses would have been 45.2% of sales.

          Selling, marketing and distribution expenses increased by $18,987,000 primarily because of expenses associated with recently introduced products and secondarily because of the addition of Filofax's expenses and increased as a percentage of sales from 25.7% to 31.7% due to the expenses associated with the recently introduced products. General and administrative expenses increased by $8,029,000 and from 11.0% to 13.5% as a percentage of sales primarily because of the addition of Filofax's expenses and secondarily because of the Company's inability to absorb higher costs as a result of lower than anticipated sales.

         Net Interest Expense. Because of the increase in the Company's long-term debt, which was incurred primarily to finance the Filofax acquisition, net interest expense for fiscal 1999 was $5,215,000 compared with net interest income of $172,000 for fiscal 1998.

          Income Taxes. The Company's fiscal 1999 effective tax rate was 41.0% compared with an effective tax rate of 38.2% for fiscal 1998.

         Net (Loss) Income. The Company realized a net loss of $3,998,000 in fiscal 1999 compared with a net income of $15,908,000 in fiscal 1998. Excluding costs related to activities associated with the Filofax acquisition, fiscal 1999 net loss would have been $2,926,000.

         Earnings Per Share. In fiscal 1999, the Company repurchased an aggregate of 96,000 shares of Common Stock under the Company's stock repurchase program. These repurchases reduced the number of shares that would otherwise have been used to calculate earnings per share (see Note 17 to Consolidated Financial Statements).

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

         Operating Expenses. Total operating expenses increased by $14,034,000, or 29.5%, for fiscal 1998 compared with fiscal 1997 but decreased as a percentage of sales from 37.3% to 36.7% primarily because operating expenses for fiscal 1997 included $1,451,000 of costs incurred in pursuing acquisitions that did not come to fruition. No such costs were incurred in fiscal 1998.

         Excluding the fiscal 1997 costs of pursuing acquisitions, total operating expenses would have grown by $15,485,000, or 33.6%, and increased as a percentage of sales from 36.2% to 36.7%.

         Primarily because of expenses associated with new and recently introduced products, selling, marketing and distribution expenses increased by $11,520,000 and from 24.9% to 25.7% as a percentage of sales. General and administrative expenses increased by $3,965,000, but declined from 11.3% to 11.0% as a percentage of sales primarily because of the Company's increased ability to absorb fixed costs as a result of higher sales.

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

         Net Income. Compared with fiscal 1997, net income for fiscal 1998 increased by $3,360,000, or 26.8%. Excluding the fiscal 1997 costs incurred in pursuing acquisitions, fiscal 1998 net income would have grown $2,471,000, or 18.4%, compared with fiscal 1997.

         Earnings Per Share. In fiscal 1998, the Company repurchased an aggregate of 695,588 shares from certain officers and directors of the Company. Separately, during fiscal 1997, the Company repurchased 1,026,200 shares of Common Stock under the Company's stock repurchase program. These repurchases reduced the number of shares that would otherwise have been used to calculate earnings per share. (See Note 13 to Consolidated Financial Statements).

QUARTERLY RESULTS

         The following tables set forth selected unaudited quarterly consolidated financial data and the percentages such items represent of net sales. The quarterly consolidated financial data reflect, in the opinion of management of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.


                                                                              QUARTERS ENDED
                                             JUNE 30,                MARCH 31,           DECEMBER 31,         SEPTEMBER 30,
                                               1999                    1999                  1998                  1998
                                               ----                    ----                  ----                  ----
                                                               (In thousands, except per share amounts)
Net sales...........................    $  47,700   100.0%     $  36,216   100.0%     $  64,565   100.0%    $  47,731   100.0%
Gross profit........................       17,700    37.1         16,495    45.5         31,059    48.1        22,871    47.9
Total operating expenses............       24,535    51.4         21,811    60.2         26,429    40.9        16,922    35.4
(Loss) income from operations.......       (6,835)  (14.3)        (5,316)  (14.7)         4,630     7.2         5,949    12.5
Net interest expense ...............        2,056     4.3          1,770     4.9          1,356     2.1            33     0.1
(Loss) income before (benefit)
    provision for income taxes......       (8,891)  (18.6)        (7,086)  (19.6)         3,274     5.2         5,916    12.4
Net (loss) income...................    $  (5,249)  (11.0)%    $  (4,448)  (12.3)%    $   2,030     3.1%     $  3,669     7.7%
(Loss) earnings per common share:
     Basic..........................    $  (0.44)              $   (0.37)             $    0.17               $  0.31
     Diluted........................    $  (0.44)              $   (0.37)             $    0.16               $  0.29
Weighted average number of
   common shares outstanding:
     Basic..........................       11,886                 11,900                 11,883                11,931
     Diluted........................       11,886                 11,900                 12,564                12,656




                                                                              QUARTERS ENDED
                                             JUNE 30,                MARCH 31,           DECEMBER 31,         SEPTEMBER 30,
                                               1998                    1998                  1997                  1997
                                               ----                    ----                  ----                  ----
                                                               (In thousands, except per share amounts)
Net sales...........................    $  50,927   100.0%     $  29,388   100.0%     $  49,388   100.0%    $  38,138   100.0%
Gross profit........................       26,057    51.2         15,253    51.9         25,762    52.2        20,106    52.7
Total operating expenses............       18,392    36.1         13,474    45.8         16,677    33.8        13,066    34.3
Income from operations..............        7,665    15.1          1,779     6.1          9,085    18.4         7,040    18.4
Net interest (income) expense.......         (123)   (0.2)            16     0.1             30     0.1           (95)   (0.3)
Income before provision for
   income taxes.....................        7,788    15.3          1,763     6.0          9,055    18.3         7,135    18.7
Net income..........................    $   4,957     9.7%     $   1,075     3.7%     $   5,524    11.2%     $  4,352    11.4%
Earnings per common share:
     Basic..........................    $   0.42               $    0.09              $    0.49              $   0.38
     Diluted........................    $   0.39               $    0.09              $    0.45              $  0.35
Weighted average number of
   common shares outstanding:
     Basic..........................       11,776                 11,571                 11,273               11,513
     Diluted........................       12,695                 12,520                 12,323               12,511

SEASONAL FLUCTUATIONS

         The Company has historically experienced and expects to continue to experience significant seasonal fluctuations in its sales and other financial results that it believes have resulted and will continue to result primarily from its customers' and users' buying patterns. These buying patterns have typically adversely affected orders for the parent company's products in the third quarter and for Filofax's products in the third and fourth quarters of each fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

         General. The Company's cash and cash equivalents at June 30, 1999 increased to $9,132,000 from $2,923,000 at June 30, 1998. In fiscal 1999, net cash of $16,580,000 provided by operating activities and $87,640,000 provided by financing activities were partially offset by net cash of $98,513,000 used in investing activities.

         Of the $16,580,000 net amount provided by the Company's operating activities, $19,039,000 was provided by the provision for doubtful accounts and sales returns and other allowances, $10,240,000 was provided by depreciation and amortization, $7,432,000 was provided by a decrease in inventories and $4,508,000 was provided by an increase in accounts payable. These amounts were partially offset by an increase of $15,268,000 in accounts receivable, a net loss of $3,998,000, an increase of $3,971,000 in deferred income tax benefit, and a decrease of $1,831,000 in accrued expenses.

         Accounts receivable (net) at June 30, 1999 increased by $10,673,000, or 32.8%, from the amount at June 30, 1998 primarily due to the acquisition of Filofax.

         Inventories increased by $4,751,000, or 12.6%, from the June 30, 1998 amount primarily because of the inventories of Filofax, which the Company acquired during fiscal 1999, which amount was partially offset by a decrease in inventories at the parent company.

         Of the $98,513,000 net amount used in the Company's investing activities, $88,017,000 was used to acquire Filofax and $10,495,000 was used to acquire primarily machinery and equipment and secondarily computer equipment and software.

         Of the $87,640,000 net amount provided by the Company's financing activities, $89,924,000 was due to an increase in net borrowings on the line of credit. This amount was partially offset by $1,490,000 that was used to repurchase 96,000 shares of the Company's Common Stock and $1,200,000 that was used for the payment of financing fees in connection with the line of credit.

         Bank Loans. On September 23, 1998, the Company entered into a $160,000,000 Revolving Loan Agreement (the "Loan Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). Effective November 24, 1998, this amount was voluntarily reduced to $145,000,000, and unamortized financing fees of approximately $84,000 were charged to interest expense. The loan facility was syndicated with a group of banks in December 1998. Borrowings bore interest either at floating rates based on the higher of Wells Fargo's prime rate and the Federal Funds Rate published by the Federal Reserve Bank of New York or at fixed rates calculated by reference to the interest rates at which Wells Fargo offers deposits in U.S. dollars in amounts approximately equal to the amount of the relevant loan and for a period of time comparable to the number of days the relevant loan remains outstanding, together with a margin. During the year ended June 30, 1999, the weighted-average interest rate was 6.33%. During the year ended June 30, 1999, under the terms of the Loan Agreement, the Company paid Wells Fargo a financing fee of $1,200,000, $205,000 of which was expensed in the fiscal year ended June 30, 1999. At June 30, 1999, the Company had $105,317,000 outstanding under this Loan Agreement and had outstanding letters of credit totaling approximately $218,000.

          On June 29, 1999, the Company obtained from the banks a waiver of the fixed charge coverage ratio and the funded debt ratio covenants for the quarter ended June 30, 1999. The waiver was subsequently extended through October 15, 1999. On October 12, 1999, the Company and the banks amended the Loan Agreement (the "Amended and Restated Loan Agreement"). The Amended and Restated Loan Agreement converts the entire outstanding revolving loan balance into a term loan portion of $90,400,000 and a revolving credit loan portion of $29,600,000. The term loan matures on September 30, 2001, and the revolving credit loan facility matures on October 9, 2000. The maturity date of the revolving credit loan facility will be automatically extended through September 30, 2001, provided that the Company achieves on September 30, 2000 a minimum EBITDA, a minimum fixed charge coverage ratio and a maximum senior funded debt ratio, as defined in the amended agreement. As a result, unamortized financing fees on the Loan Agreement of approximately $955,000 will be charged to interest expense in October 1999.

          The Amended and Restated Loan Agreement is secured by the Company's assets and includes, among other things, financial covenants requiring the maintenance of a minimum fixed charge coverage ratio, EBITDA, stockholders' equity and current ratio, and a maximum senior funded debt coverage ratio and operating expenses to net sales ratio, as defined in the amended agreement. The Amended and Restated Loan Agreement also limits, among other things, the incurrence of liens and other indebtedness, mergers, consolidations, the sale of assets, annual capital expenditures, advances, investments and loans by the Company and its subsidiaries, dividends, stock repurchases and certain transactions with affiliates. It permits up to $10,000,000 of secured debt for currency hedging purposes and up to $1,500,000 of unsecured overdraft borrowings for foreign subsidiaries.

         The outstanding balances bear interest at the Company's election at either (i) the higher of the Agent Bank's prime rate or the Federal Funds Rate plus 50.00 basis points, plus an interest rate margin ranging from 12.50 to
200.00 basis points, or (ii) the applicable eurodollar rate plus an interest rate margin ranging from 112.50 to 300.00 basis points, depending on the level of the funded debt ratio at the end of each fiscal quarter.

         Under the Amended and Restated Loan Agreement, the Company is obligated to pay certain fees including an unused revolving loan commitment fee ranging from 37.50 to 67.50 basis points which varies with the level of the funded debt ratio at the end of each fiscal quarter, payable quarterly in arrears; letter of credit fees ranging from 112.50 to 300.00 basis points which vary with the level of the funded debt ratio at the time the letter of credit is issued; and amendment and other standard fees which are currently estimated at approximately $1,500,000.

         Foreign Currency. The Company has not incurred significant gains or losses from foreign currency exchange rate fluctuations. The continuing expansion of the Company's international operations could, however, result in larger gains or losses as a result of fluctuations in foreign currency exchange rates as those subsidiaries conduct business in whole or in part in foreign currencies. The Company's exposure to the impact of interest changes and foreign currency fluctuations has increased as a result of its acquisition of Filofax because the acquisition has significantly expanded the Company's international operations and because a portion of the debt incurred to fund the acquisition is in pounds Sterling. The Company entered into a call option with respect to the purchase of Filofax shares in the tender offer to limit the effect of exchange rate fluctuations. The Company does not trade in financial instruments nor does it enter into such contracts for speculative purposes.

         A single currency called the euro was introduced in certain countries in Europe on January 1, 1999, but will not, at least for the foreseeable future, be introduced in the United Kingdom. The use of a single currency may affect the ability of Day Runner and other companies to price their products differently in various European markets. The Company is evaluating the impact of the single currency in these markets.

         Adequacy of Capital. The Company believes that cash flow from operations, vendor credit, its existing working capital and its term and revolving credit loans will be sufficient to satisfy the Company's anticipated cash requirements at least through fiscal 2000. Nonetheless, the Company may seek additional sources of capital as necessary or appropriate to finance acquisitions or to otherwise finance the Company's growth or operations; however, there can be no assurance that such funds if needed will be available on favorable terms, if at all.

YEAR 2000

          The year 2000 issue refers to the inability of certain computer systems, as well as certain hardware and equipment containing date-sensitive data, to recognize accurately dates commencing on or after January 1, 2000, and even possibly certain dates in 1999. This has the potential to affect the operation of these systems adversely and materially. The Company has identified four phases in its year 2000 compliance efforts: discovery; assessment; remediation; and applicable testing and verification. The Company has completed the discovery and assessment phases for its own systems and applications and has substantially completed the remediation phase for all its major business systems. The Company expects the remediation, applicable testing and verification phases to be complete by November 30, 1999. The Company believes that its modification of existing software and conversions to new software for certain tasks will prevent the year 2000 transition from posing significant internal operational problems.

          The Company currently estimates that total costs related to the year 2000 issue will be approximately $2,000,000 to $2,500,000, of which approximately $1,945,000 had been incurred as of June 30, 1999. The Company does not anticipate that the costs of these modifications and conversions will be material to its financial position or results of operations. Expenditures will be expensed or capitalized as appropriate. Although the Company believes its internal systems are year 2000 compliant, there can be no guarantee that any or all of the Company's systems are or will be year 2000 compliant, that the ultimate costs required to address the year 2000 issue will not exceed the amounts indicated above, or that the impact of any failure to achieve substantial year 2000 compliance will not have a materially adverse effect on the Company's financial condition.

          The Company has been surveying its vendors, customers and others on whom it relies to assess their state of year 2000 readiness. As of October 1, 1999, the Company has: defined Day Runner's year 2000 compliance definition; sent year 2000 questionnaires; advised critical suppliers and customers as to Day Runner's year 2000 readiness; and received responses from a large portion of these parties. There can be no assurance, however, that the systems of any outside party on which the Company's systems rely will also be compliant or that any failure to be compliant in this area by one or more of these parties will not have an adverse effect on the Company's systems.

          Suppliers of Raw Materials, Product Components and Finished Goods. The Company has been assessing the year 2000 readiness of its significant suppliers. A large portion have responded that their year 2000 readiness plans are complete or that they plan to be year 2000 compliant prior to December 31, 1999.

          Potential  Materially  Adverse  Impact and  Contingency  Plans.  The
`         failure of multiple significant suppliers to supply raw materials,
          product components, finished   goods  and  ancillary   goods  for  a
          prolonged period could substantially impair the Company's ability to ship product to its customers in a timely and reliable manner and could, thus, have a materially adverse effect on the Company's business. The Company does not have a basis at this time to determine whether such a scenario is likely to occur.

          The Company is therefore continuing to develop contingency plans to cope with potential year 2000 failure on the part of its significant suppliers. The contingency plans include, where appropriate, (1) placing orders for the receipt of products prior to potential business disruptions; (2) defining alternate sources for suppliers who are determined to be at a high risk of noncompliance or business disruption; and (3) defining manual work processes.

          Suppliers of Other Goods and Services. In addition, the Company has identified and has been contacting its suppliers of business-critical goods and services and has received responses from a large portion of these parties.

          Potential Materially Adverse Impact and Contingency Plans. The failure in one or more geographic regions of third-party systems over which the Company has no control and for which the Company has no ready substitute, such as, but not limited to, power and telecommunications service could make it necessary for the Company to temporarily close facilities in the affected geographic areas and have additional materially adverse effects on the Company's business. The Company is developing appropriate contingency plans for any business-critical supplier that does not provide an adequate response to the Company concerning its year 2000 readiness on a timely basis and has in place a business resumption plan that addresses recovery from various types of disasters, including significant interruptions to data flows and to distribution capabilities at the Company's major U.S. distribution centers.

         The Company has made the necessary preparations for the execution of this contingency plan. However, there can be no assurance that the Company will be able to complete its contingency preparations on that schedule.


EFFECTS OF INFLATION

                  The Company believes that inflation has not had a material effect on its operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          The primary risk inherent in the Company's market sensitive instruments is the risk of loss resulting from interest rate fluctuations. The Company's term and revolving credit loans bear interest either at the Company's election at (i) the higher of the Agent Bank's prime rate or the Federal Funds Rate plus 50.00 basis points, plus an interest rate margin ranging from 12.50 to
200.00 basis points, or (ii) the applicable euro dollar rate plus an interest rate margin ranging from 112.50 to 300.00 basis points, depending on the level of the funded debt ratio at the end of each fiscal quarter. The table below provides information as of June 30, 1999 about the Company's long-term liability obligations that are sensitive to changes in interest rates, including principal cash flows by scheduled maturity, weighted-average interest rate and estimated fair value. The weighted-average interest rates presented are the rates as of June 30, 1999 as calculated under the Amended and Restated Loan Agremeent.



                                                             PRINCIPAL MATURING IN
                                                                                                                   FAIR
                        2000        2001        2002        2003         2004        THEREAFTER         TOTAL      VALUE
                        ----        ----        ----        ----         ----        ----------         -----      -----
                                                        (Dollars in thousands)

Term and revolving
  credit loans                               $105,317                                                $105,317    $105,317
Average interest rate                            9.30%

Other debt:
Loan notes            $  2,077                                            $251                        $ 2,328     $ 2,328
Average interest rate     4.80%


          The Company's future earnings and cash flows relating to market sensitive instruments are primarily dependent upon prevailing market interest rate. Based upon the Company's borrowing mix as of June 30, 1999, a 1% increase or decrease in the interest rates would increase or decrease pretax earnings and cash flow by approximately $1,100,000.

FOREIGN CURRENCY EXPOSURE


         The Company's reporting currency is the U.S. dollar, and interest and principal payments on its long-term debts will be in U.S. dollars and pounds Sterling. A portion of revenues and operating costs are derived from sales and operations outside the United States and are incurred in a number of different currencies. Accordingly, fluctuations in currency exchange rates may have a significant effect on the Company's results of operations and balance sheet data. The Company has no significant exposure from financial instruments which would require quantitative disclosure.


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

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.

             Inapplicable.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 9, 1999, entitled "Election of Directors" and "Executive Officers," to be filed with the Commission.

ITEM 11.     EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 9, 1999, entitled "Election of Directors -- Compensation of Directors," "Executive Compensation and Other Information," "Compensation Committee Report on Executive Compensation" and "Performance Graph," to be filed with the Commission.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.

         The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 9, 1999, entitled "Common Stock Ownership of Principal Stockholders and Management," to be filed with the Commission.

ITEM 13.     CERTAIN TRANSACTIONS.

         The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 9, 1999, entitled "Election of Directors -- Compensation of Directors" and "Certain Relationships and Related Transactions," to be filed with the Commission.



                                           PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K.

(A)          THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

             1.       CONSOLIDATED FINANCIAL STATEMENTS                                   PAGE

                      Independent Auditors' Report                                         F-1

                      Consolidated Balance Sheets at June 30, 1999 and
                      1998                                                                 F-2

                      Consolidated Statements of Operations for Each of the Three
                      Years in the Period Ended June 30, 1999                              F-3



                      Consolidated Statements of Stockholders' Equity for Each
                      of the Three Years in the Period Ended June 30, 1999                 F-4

                      Consolidated Statements of Cash Flows for Each of the
                      Three Years in the Period Ended June 30, 1999                        F-5

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






                   10.2     1995 Stock Option  Plan, including forms of Stock Option Agreements(8)
                            and  Amendment  Nos.  1(9),  2(10) and 3(11) thereto dated
                            October 21, 1996,  September  19, 1997 and  September  15,
                            1998, respectively(7)

                   10.3     Employee Stock Purchase Plan(3) and Amendment No. 1 thereto dated
                            July 17, 1992(4)(7)

                   10.4     Day Runner Restated 401(k) Plan effective as of July 1, 1998 and Trust
                            Agreement  effective  as  of  July  1,  1998  between  the
                            Registrant and New York Life Trust Company(7)(12)

                   10.5     Non-Employee Director Stock Option Plan, including form of Stock
                            Option Agreement(7)(11)

                   10.6     Fiscal 1999 Officer Bonus Plan(7)(12)

                   10.7     Officer   Severance  Plan  effective  as  of
                            February   28,  1993,   including   form  of
                            Employment   Separation   Agreement(13)  and
                            First  Amendment  thereto  effective  as  of
                            August 17, 1998(7)(12)

                   10.8     Credit  Agreement  dated as of  February  1, 1998
                            between the  Registrant and Wells Fargo Bank,
                            National   Association,    including Revolving Line
                            of Credit Note(14)

                   10.9     Triple Net Lease,  as amended,  effective as of
                            March   22,   1991   between   Catellus  Development
                            Corporation  and the Registrant and  as  amended
                            by  Lease Amendment dated June 29, 1992(15)

                   10.10    Triple Net Lease dated July 28, 1992 between
                            Catellus  Development  Corporation  and  the
                            Registrant(13)

                   10.11    Koll Business Center Lease dated September 7, 1994 between the
                            Registrant  and Koll Alton Plaza and Aetna Life Insurance Co.(16)

                   10.12    Standard Commercial Lease Agreement dated as of July 31, 1996 between System Realty Nine, Inc. and the Registrant(16)

                   10.13 Standard Commercial Lease Agreement dated as of October 1, 1997 between RDC Sales and the Registrant(12)

                   10.14    Standard Commercial Lease Agreement dated as of May 11, 1998 between  GPM Real  Property  Ltd.  And Endow Inc.  and the
                            Registrant(12)






                   10.15     Lease Agreement dated as of April 2, 1999 between Mrs.  Refugio  Victoria
                             Geffroy De Flourie and Mr. David  Bramzon  Stengel and the
                             Registrant

                   10.16 Form of Warrant dated April 20, 1998 to purchase shares of the Registrant's Common Stock issued to certain directors and officers of the Registrant(3)
                             and Schedule of Warrants(7)(12)

                   10.17     Form of Warrant dated August 19, 1997 to purchase shares of the
                             Registrant's  Common Stock  issued to certain  officers of the Company and Schedule of Warrants(7)(18)

                   10.18     Form  of  Stock  Purchase   Agreement  dated August 27, 1997
                             and Schedule of Sellers(18)

                   10.19     Form of  Warrant  dated  April  20,  1998 to
                             purchase shares of the  Registrant's  Common
                             Stock issued to the  non-employee  directors
                             of   the    Company    and    Schedule    of
                             Warrants(7)(12)


                   10.20     First  Amendment  to  Consulting  Agreement  effective  April 22,  1999 between  the Registrant and Alan R. Rachlin(7)

                   10.21     Consulting Agreement effective May 22, 1999 between the Registrant and Mr. Alan R. Rachlin(7)

                   10.22     Revolving Loan Agreement dated September 23, 1998 between the
                             Registrant,  Day Runner UK plc, Ultima  Distribution  Inc.
                             and Wells  Fargo  Bank,  National  Association,  including
                             Revolving Line of Credit Note(20)

                   10.23     Amended and Restated Loan Agreement dated as of
                             September 30, 1999 among the Registrant, Day Runner UK plc,
                             Filofax Limited, the Lenders named therein and Wells Fargo Bank,
                             National Association, including Revolving and Term Loan Notes.


                     21.1    Subsidiaries of the Registrant

                     23.1    Consent of Deloitte & Touche LLP

                     27.1    Financial Data Schedule

(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed or required to be filed by the Registrant during the fourth quarter of the fiscal year ended June 30, 1999.

(C)      EXHIBITS

         See the list of Exhibits under Item 14(a)3 of this Annual Report on Form 10-K.

(D)      FINANCIAL STATEMENT SCHEDULES

         See the list of Schedules under Item 14(a)2 of this Annual Report on Form 10-K.

------------------------
(1) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on May 15, 1998.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-19835) filed with the Commission on August 5, 1993.
(3) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-45391) filed with the Commission on January 30, 1992.
(4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-53422) filed with the Commission on October 15, 1992.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on August 16, 1993.
(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-84036) filed with the Commission on September 15, 1994.
(7) Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Annual Report on Form 10-K.
(8) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-80819) filed with the Commission on December 22, 1995.
(9) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-20247) filed with the Commission on January 23, 1997.
(10) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-44627) filed with the Commission on January 21, 1998.
(11) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-69023) filed with the Commission on December 16, 1998.
(12) Incorporated by reference to Registrant's Annual Report on Form 10-K (File No. 0-19835) filed with the Commission on October 1, 1998.
(13) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19835) filed with the Commission on March 31, 1993.
(14) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on February 17, 1998.
(15) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19835) filed with the Commission on March 21, 1993.
(16) Incorporated by reference to the Registrant's Transition Report on Form 10-K (File No. 0-19835) filed with the Commission on
         September 27, 1994.
(17) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19835) filed with the Commission on September 27, 1996.
(18) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19835) filed with the Commission on September 29, 1997.
(19) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on November 13, 1997.
(20) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-19835) filed with the Commission on September 24, 1998.

                                          SIGNATURE

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, California.

                                                 DAY RUNNER, INC.


                                           By:  /s/ James E. Freeman, Jr.
                                                -------------------------------
                                                   James E. Freeman, Jr.
                                                    Chief Executive Officer

Dated:   October 13, 1999

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

           Signature                                           Title                    Date
           ---------                                           -----                    ----


    /s/ Mark A. Vidovich                             Chairman of the Board        October 13, 1999
    -------------------------------
       Mark A. Vidovich


     /s/ James E. Freeman, Jr.                       Chief Executive Officer      October 13, 1999
     -------------------------------                (Principal Executive Officer)
        James E. Freeman, Jr.


     /s/ Dennis K. Marquardt                         Executive Vice President,     October 13, 1999
     --------------------------------                Finance & Administration and
        Dennis K. Marquardt                          Chief Financial Officer
                                                     (Principal Financial Officer
                                                     and Accounting Officer)

    /s/ James P.  Higgins                            Director                      October 13, 1999
    ---------------------------------
       James P. Higgins


    /s/ Jill Tate Higgins                            Director                     October 13, 1999
    ----------------------------------
       Jill Tate Higgins




    /s/ Charles Miller                               Director                      October 13, 1999
    -----------------------------------
       Charles Miller


    /s/ Alan R. Rachlin                              Director                       October 13, 1999
    -----------------------------------
       Alan R. Rachlin


    /s/ Boyd I. Willat                               Director                       October 13, 1999
    ------------------------------------
       Boyd I. Willat


   /s/ Felice Willat                                 Director                       October 13, 1999
   -------------------------------------
      Felice Willat



INDEPENDENT AUDITORS' REPORT


Day Runner, Inc.:

We have audited the accompanying consolidated balance sheets of Day Runner, Inc. and subsidiaries (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Day Runner, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

Los Angeles, CA
October 12, 1999



                              DAY RUNNER, INC. AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS

                                    (DOLLARS IN THOUSANDS)

                                            ASSETS

                                                                                                JUNE 30,
                                                                                          1999             1998
                                                                                       ---------         ---------
Current assets:
    Cash and cash equivalents......................................................   $   9,132        $   2,923
    Accounts receivable (less allowance for doubtful  accounts and sales returns and other allowances of $11,481 and $9,942 at
       June 30, 1999 and 1998, respectively).......................................      43,215           32,542
    Inventories....................................................................      42,361           37,610
    Prepaid expenses and other current assets......................................       4,506            1,670
    Income taxes receivable........................................................         434            2,606
    Deferred income taxes..........................................................      11,189            7,218
                                                                                      ---------         --------
       Total current assets........................................................     110,837           84,569

Property and equipment, net .......................................................      17,851           11,888
Goodwill and other intangible assets (net of accumulated amortization of $1,934
    and $108 at June 30, 1999 and 1998, respectively)..............................      85,830            3,564
Other assets (net of accumulated amortization of $410 and $60 at June 30, 1999
     and 1998, respectively).......................................................       1,793            1,158
                                                                                      ---------         --------
TOTAL  ............................................................................    $216,311         $101,179
                                                                                       ========         ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Lines of credit................................................................                    $   2,716
    Accounts payable...............................................................   $  18,722            9,969
    Accrued expenses...............................................................      19,547           13,962
    Loan notes.....................................................................       2,077
                                                                                      ---------         --------
       Total current liabilities...................................................      40,346           26,647
                                                                                      ---------         --------

Long-term liabilities:
    Line of credit.................................................................     105,317
    Loan notes.....................................................................         251
                                                                                      ---------
       Total long-term liabilities.................................................     105,568
                                                                                      ---------

Commitments and contingencies

Stockholders' equity:
    Preferred stock (1,000,000 shares authorized; $0.001 par value; no shares issued or outstanding)
    Common stock (29,000,000  shares  authorized;  $0.001 par value;  13,718,524 shares  issued  and  11,900,736  shares  outstanding  at  June  30,  1999;
      13,677,386
      shares issued and 11,955,598 shares outstanding at June 30, 1998)............          14               14
    Additional paid-in capital.....................................................      21,709           21,813
    Retained earnings..............................................................      61,078           65,076
    Cumulative translation adjustment..............................................         954              102
    Treasury stock - At cost (787,858 and 732,996 shares at June 30, 1999 and
      1998, respectively)..........................................................     (13,358)         (12,473)
                                                                                      ---------         --------
       Total stockholders' equity..................................................      70,397           74,532
                                                                                      ---------         --------
TOTAL  ............................................................................    $216,311         $101,179
                                                                                       ========         ========

                 See accompanying notes to consolidated financial statements.

                                         F-2


                               DAY RUNNER, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        YEARS ENDED JUNE 30,
                                                                1999            1998            1997
                                                              ---------     ----------        ---------

Net sales...................................................  $ 196,212      $ 167,841        $ 127,376
Cost of goods sold..........................................    108,087         80,663           60,452
                                                              ---------      ---------        ---------
Gross profit................................................     88,125         87,178           66,924
                                                              ---------      ---------        ---------
Operating expenses:
    Selling, marketing and distribution.....................     62,180         43,193           31,673
    General and administrative..............................     26,445         18,416           14,451
    Costs related to activities associated with the
       Filofax acquisition..................................      1,072
    Costs incurred in pursuing acquisitions.................                                      1,451
                                                              ---------      ---------        ---------
Total operating expenses....................................     89,697         61,609           47,575
                                                              ---------      ---------        ---------
(Loss) income from operations...............................     (1,572)        25,569           19,349
                                                              ---------      ---------        ---------
Interest expense (income):
    Interest income.........................................       (340)          (390)          (1,431)
    Interest expense........................................      5,555            218              130
                                                              ---------      ---------        ---------
Net interest expense (income)...............................      5,215           (172)          (1,301)
                                                              ---------      ---------        ---------
(Loss) income before (benefit) provision for income taxes...     (6,787)        25,741           20,650
(Benefit) provision for income taxes........................     (2,789)         9,833            8,102
                                                              ---------      ---------        ---------
Net (loss) income...........................................  $  (3,998)     $  15,908        $  12,548
                                                              =========      =========        =========

(Loss) earnings per common share:
       Basic................................................  $  (0.34)      $    1.38        $   1.01
                                                              ========       =========        ========
       Diluted..............................................  $  (0.34)      $    1.27        $   0.95
                                                              ========       =========        ========

Weighted-average number of common shares outstanding:
       Basic................................................     11,896         11,533           12,432
                                                              =========      =========        =========
       Diluted..............................................     11,896         12,523           13,182
                                                              =========      =========        =========




                 See accompanying notes to consolidated financial statements.



                                              F-3




                              DAY RUNNER, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    (DOLLARS IN THOUSANDS)


                                                                                   ADDITIONAL
                                                          COMMON STOCK              PAID-IN         RETAINED
                                                    SHARES          AMOUNT           CAPITAL        EARNINGS
                                                  -----------   ---------------  ----------------   --------
Balance, July 1, 1996.......................       12,609,542      $     12         $  22,863     $   36,620
Treasury stock..............................       (1,026,200)
Exercis  of warrants........................           11,000                              22
Exercise of options.........................          108,316             1               139
Tax benefit of options......................                                              157
Compensation cost associated with
    warrant grant...........................                                               50
Comprehensive income:
   Net income...............................                                                           12,548
   Other comprehensive income -
      foreign currency translation adjustments

Comprehensive income........................
                                                  -----------      --------         ---------      ----------
Balance, June 30, 1997......................       11,702,658            13            23,231          49,168
Treasury stock..............................         (695,588)
Exercise of warrants........................          278,000                          (2,932)
Exercise of options.........................          670,528             1            (3,927)
Tax benefit of options......................                                            5,208
Compensation cost associated with
    warrant grant...........................                                              233
Comprehensive income:
   Net income...............................                                                           15,908
   Other comprehensive income -
      foreign currency translation adjustments
Comprehensive income........................
                                                 ------------      --------         ---------      ----------
Balance, June 30, 1998......................       11,955,598            14            21,813          65,076
Treasury stock..............................          (96,000)
Exercise of options.........................           41,138                            (199)
Tax benefit of options......................                                               20
Compensation cost associated with
    warrant grant...........................                                               75
Comprehensive income:
   Net loss.................................                                                           (3,998)
   Other comprehensive income -
      foreign currency translation adjustments

Comprehensive income........................
                                                  ------------     --------         ---------      ----------
Balance, June 30, 1999......................       11,900,736      $     14         $  21,709      $   61,078
                                                   ==========      ========         =========       ==========



                                                       ACCUMULATED
                                                         OTHER                                   TREASURY STOCK
                                                         INCOME            INCOME            SHARES        AMOUNT
                                                   -----------------     --------------     --------     ---------
Balance, July 1, 1996.......................          $     3
Treasury stock..............................                                                (1,026,200)  $(13,541)
Exercise of warrants........................
Exercise of options.........................                                                    40,264        521
Tax benefit of options......................
Compensation cost associated with
    warrant grant...........................
Comprehensive income:
   Net income...............................                             $12,548
   Other comprehensive income -                            89                 89
      foreign currency translation adjustments                           -------
Comprehensive income........................                             $12,637
                                                                         =======
Balance, June 30, 1997......................               92                                  (985,936)  (13,020)
Treasury stock..............................                                                   (695,588)  (11,564)
Exercise of warrants........................                                                    278,000     3,605
Exercise of options.........................                                                    670,528     8,506
Tax benefit of options......................
Compensation cost associated with
    warrant grant...........................
Comprehensive income:
   Net income...............................                             $15,908
   Other comprehensive income -
      foreign currency translation adjustments             10                 10
                                                          ---                ---
Comprehensive income........................                             $15,918
                                                                         =======

Balance, June 30, 1998......................              102                                   (732,996) (12,473)
Treasury stock..............................                                                     (96,000)  (1,490)
Exercise of options.........................                                                      41,138      605
Tax benefit of options......................
Compensation cost associated with
    warrant grant...........................
Comprehensive income:
   Net loss.................................                            $ (3,998)
   Other comprehensive income -
      foreign currency translation adjustments            852                852
                                                          ---                ---
  Comprehensive income........................                          $ (3,146)
                                                                        ========
                                                                                               --------  --------
Balance, June 30, 1999......................             $954                                  (787,858) $(13,358)
                                                         ====                                  ========  ========


































        See accompanying notes to consolidated financial statements.
                                       F-4






                              DAY RUNNER, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (DOLLARS IN THOUSANDS)
                                                                        YEARS ENDED JUNE 30,
                                                                1999            1998            1997
                                                              ---------     ----------       ----------

Cash flows from operating activities:
    Net (loss) income.......................................   $ (3,998)     $ 15,908         $12,548
    Adjustments to reconcile net (loss) income to net cash
          provided by (used in) operating activities:.......
      Depreciation and amortization.........................     10,240         5,517           3,869
      Provision for doubtful accounts and sales returns
       and other allowances.................................     19,039         9,799          14,264
Loss on disposal of property and equipment..................        199
    Write-off of barter credits.............................                                      200
    Utilization of barter credits...........................                      100
Compensation expense related to issuance of warrants........         75           233              50
    Deferred income tax benefit.............................     (3,971)         (832)         (1,186)
Changes in operating assets and liabilities, net of
     acquisition of businesses:
        Accounts receivable.................................    (15,268)      (17,899)        (15,103)
Inventories  ...............................................      7,432       (11,050)         (3,294)
Prepaid expenses and other current assets...................       (813)          595            (689)
Income taxes receivable.....................................        968         2,087           1,930
        Accounts payable....................................      4,508          (725)            225
Accrued expenses............................................     (1,831)        3,755            (872)
Income taxes payable........................................                     (453)          1,206
                                                               --------      ---------        -------
          Net cash provided by operating activities.........     16,580         7,035          13,148
                                                               --------      --------         -------
Cash flows from investing activities:
    Acquisition of businesses...............................    (88,017)       (4,626)
Acquisition of property and equipment.......................    (10,495)       (7,175)         (4,972)
    Other assets............................................         (1)         (110)              5
                                                               --------      --------        --------
        Net cash used in investing activities...............    (98,513)      (11,911)         (4,967)
                                                               --------      --------         -------

Cash flows from financing activities:
    Net borrowings (repayments) under lines of credit.......     89,924          (338)            452
    Financing fees..........................................     (1,200)
    Repayment under long-term liabilities...................                     (990)
    Repayment under capital lease obligations...............                      (58)            (13)
    Exercise of warrants....................................                      673              22
Exercise of options.........................................        406         4,580             661
    Repurchase of common stock..............................     (1,490)      (11,564)        (13,541)
                                                               --------      --------         -------
        Net cash provided by (used in) financing activities.     87,640        (7,697)        (12,419)
                                                               --------      --------         -------

Effect of exchange rate changes on cash and cash equivalents        502           (54)             23
                                                               --------       -------         -------
Net increase (decrease) in cash and cash equivalents........      6,209       (12,627)         (4,215)
Cash and cash equivalents, beginning of year................      2,923        15,550          19,765
                                                               --------      --------         -------

Cash and cash equivalents, end of year......................   $  9,132      $  2,923         $15,550
                                                               ========      ========         =======

                   See accompanying notes to consolidated financial statements.


                        DAY RUNNER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Day Runner, Inc. and subsidiaries (the "Company") develop, manufacture, and market paper-based organizers for the retail market. The Company also develops, manufactures and markets a number of related organizing products, including telephone/address books, business accessories, products for students and organizing and other wallboards. A substantial portion of the Company's sales is to office products and mass market retailers throughout the United States and to a variety of retailers abroad. The Company grants credit to substantially all of its customers.

         CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash equivalents and accounts receivable.

         The  Company  places  its  cash  equivalents  with  various   financial
institutions and, by policy, limits the amount of credit exposure to any one financial institution. The Company believes that no significant credit risk exists, as these investments are made with high quality financial institutions.

         In fiscal 1999, sales to four customers accounted for 25%, 13%, 11% and 11% of the Company's net sales. In fiscal 1998, sales to four customers accounted for 28%, 16%, 15% and 14% of the Company's net sales. In fiscal 1997, sales to four customers accounted for 25%, 15%, 14% and 11% of the Company's net sales.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

         The carrying value of the Company's line of credit at June 30, 1999 approximates fair value. The fair values were estimated by discounting the future cash flows using rates currently available to the Company for debt instruments with similar terms and remaining maturities.

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is provided for over the estimated useful lives of the respective assets, using the straight-line method. Estimated useful lives range from three to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life of the asset or the life of the lease.

         GOODWILL AND OTHER INTANGIBLE ASSETS - Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations and is amortized using the straight-line method over periods ranging from 20 to 35 years. Other intangible assets consist of trade names acquired in business combinations and are amortized using the straight-line method over periods ranging from 15 to 40 years.

         OTHER ASSETS - Other assets consist of financing fees and a non-competition agreement. Financing fees represent fees in connection with a loan agreement and are amortized using the straight-line method over the remaining term of the loan agreement (see Note 7). The non-competition agreement is amortized using the straight-line method over five years.

         IMPAIRMENT OF LONG-LIVED ASSETS - The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related carrying value of the asset to its estimated fair value.

         INCOME TAXES - Income taxes are recognized for (a) the amount of income taxes payable or refundable for the current period and (b) deferred income tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or income tax returns. The effects of income taxes are measured based on enacted tax laws and rates. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

         FOREIGN CURRENCY TRANSLATION - Balance sheet accounts for foreign operations are translated at the exchange rate at the balance sheet date, and statement of operations accounts are translated at the weighted-average exchange rate for the year. Resulting translation adjustments are included in accumulated other comprehensive income. Transaction gains and losses included in (loss) income were not significant during the years ended June 30, 1999, 1998 and 1997.

         NET SALES - Revenue is recognized upon shipment of product to the customer, with allowances for estimated returns, rebates and other allowances.

          NEW ACCOUNTING PRONOUNCEMENT - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, which will be September 30, 2000 for the Company. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company expects that the adoption of SFAS No. 133 will not have a material impact on the Company's financial position or results of operations.

         RECLASSIFICATIONS - Certain reclassifications were made to the prior year financial statements to conform to the current year presentation.

2.    ACQUISITIONS

         On October 30, 1998, the Company announced that it had control of a majority of the outstanding shares of Filofax Group plc ("Filofax") as a result of its previously announced cash tender offer for Filofax stock. The Company acquired all the remaining outstanding shares of Filofax on December 26, 1998. This acquisition was accounted for under the purchase method of accounting.

         The total purchase price of $92,803,000, which includes costs of the transaction, was paid in cash and Loan Notes (see Note 8). The Company borrowed the cash portion of this amount under a loan agreement with a group of banks (see Note 7).

         The following table sets forth the unaudited proforma condensed combined statements of operations data for the years ended June 30, 1999 and 1998 as if the acquisition had occurred on July 1, 1997 (dollars in thousands):

                                                                                           YEARS ENDED JUNE 30,
                                                                                       1999                   1998
                                                                                    ------------           -----------

       Net sales                                                                      $220,904                $231,190
       (Loss) income before (benefit) provision for income taxes                      $ (4,413)               $ 27,040
       Net (loss) income                                                              $ (2,603)               $ 16,495
       (Loss) earnings per common share:
           Basic                                                                      $  (0.22)               $   1.43
           Diluted                                                                    $  (0.22)               $   1.32
       Weighted average number of common shares outstanding:
           Basic                                                                         11,896                 11,533
           Diluted                                                                       11,896                 12,523

         On July 29, 1997, the Company purchased the stock of Ultima Distribution, Inc. ("Ultima"), which was the distributor of the Company's products in Canada, for approximately $130,000. The Company also entered into non-competition agreements with certain of Ultima's former stockholders.

         On October 1, 1997, the Company purchased substantially all of the operating assets of Ram Manufacturing, Inc. ("Ram"), an Arkansas-based developer, manufacturer and marketer of wallboards. The purchase price was approximately $2,400,000. The Company also assumed certain liabilities totaling approximately $3,000,000. In addition, contingent payments may be paid through December 31, 2000, based upon Ram's operating performance during that period. The owner of Ram, who now works for the Company, entered into a non-competition agreement with the Company.

         On February 1, 1998, the Company purchased the stock of Timeposters, Inc. ("Timeposters"), a Canadian developer, manufacturer and marketer of planning and presentation products, including flexible planners, planning boards, other wall boards and easels, and entered into certain non-competition agreements with the founders, who continue to work for the Company. The purchase price was approximately $2,546,000. In addition, contingent payments may be paid through December 31, 1999, based on Timeposters' operating performance during that period.

3.    INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis. Inventories consist of the following (in thousands):

                                                      JUNE 30,
                                               1999            1998
                                           ----------       ---------

         Raw materials...................  $   12,026       $  14,087
         Work in process.................       2,138             831
         Finished goods..................      28,197          22,692
                                            ----------       ---------
                             Total.......  $   42,361       $  37,610
                                            ==========       =========


4.    PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):
                                                                         JUNE 30,
                                                                    1999            1998
                                                                ----------       ---------

         Displays............................................  $   11,653        $  9,003
         Data processing equipment and software..............      14,697           8,785
         Machinery and equipment.............................      11,915           6,705
         Leasehold improvements..............................       5,106           2,229
         Vehicles............................................         715             250
                                                               ----------       ---------
                             Total...........................      44,086          26,972
         Accumulated depreciation and amortization...........     (26,235)        (15,084)
                                                               ----------       ---------
         Property and equipment - net........................  $   17,851       $  11,888

                                                               ==========       =========

5.    FINANCIAL INSTRUMENTS

        On September 29, 1998, the Company entered into a call option in order to limit its foreign exchange risk on the purchase of Filofax shares, which were paid for in pounds Sterling. The Company's objective was to protect itself from the risk that the purchase price of the Filofax shares would be adversely affected by changes in exchange rates. During the year ended June 30, 1999, the Company expensed $765,000 to operating expenses for the call option. At June 30, 1999, the Company had not entered into any additional foreign currency instruments. The Company does not trade in financial instruments nor does it enter into such contracts for speculative purposes.

6.    ACCRUED EXPENSES

        Accrued expenses consist of the following (in thousands):

                                                                             JUNE 30,
                                                                       1999            1998
                                                                     --------        ---------
         Accrued sales and promotion costs....................       $  9,576        $   7,473
         Accrued payroll and related costs....................          5,366            2,955
         Other................................................          4,605            3,534
                                                                     --------        ---------
                             Total............................       $ 19,547        $  13,962

                                                                      ========        =========

7.    LINES OF CREDIT

         On September 23, 1998, the Company entered into a $160,000,000 Revolving Loan Agreement (the "Loan Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). Effective November 24, 1998, this amount was voluntarily reduced to $145,000,000, and unamortized financing fees of approximately $84,000 were charged to interest expense. The loan facility was syndicated with a group of banks in December 1998. Borrowings bore interest either at floating rates based on the higher of Wells Fargo's prime rate and the Federal Funds Rate published by the Federal Reserve Bank of New York or at fixed rates calculated by reference to the interest rates at which Wells Fargo offers deposits in U.S. dollars in amounts approximately equal to the amount of the relevant loan and for a period of time comparable to the number of days the relevant loan remains outstanding, together with a margin. During the year ended June 30, 1999, the weighted-average interest rate was 6.33%. During the year ended June 30, 1999, under the terms of the Loan Agreement, the Company paid Wells Fargo a financing fee of $1,200,000, $205,000 of which was expensed in the fiscal year ended June 30, 1999. At June 30, 1999, the Company had $105,317,000 outstanding under this Loan Agreement and had outstanding letters of credit totaling approximately $218,000.

          On June 29, 1999, the Company obtained from the banks a waiver of the fixed charge coverage ratio and the funded debt ratio covenants for the quarter ended June 30, 1999. The waiver was subsequently extended through October 15, 1999. On October 12, 1999, the Company and the banks amended the Loan Agreement (the "Amended and Restated Loan Agreement"). The Amended and Restated Loan Agreement converts the entire outstanding revolving loan balance into a term loan portion of $90,400,000 and a revolving credit loan portion of $29,600,000. The term loan matures on September 30, 2001, and the revolving credit loan facility matures on October 9, 2000. The maturity date of the revolving credit loan facility will be automatically extended through September 30, 2001, provided that the Company achieves on September 30, 2000 a minimum EBITDA, a minimum fixed charge coverage ratio and a maximum senior funded debt ratio, as defined in the amended agreement. As a result, unamortized financing fees on the Loan Agreement of approximately $955,000 will be charged to interest expense in October 1999.

          The Amended and Restated Loan Agreement is secured by the Company's assets and includes, among other things, financial covenants requiring the maintenance of a minimum fixed charge coverage ratio, EBITDA, stockholders' equity and current ratio, and a maximum senior funded debt coverage ratio and operating expenses to net sales ratio, as defined in the amended agreement. The Amended and Restated Loan Agreement also limits, among other things, the incurrence of liens and other indebtedness, mergers, consolidations, the sale of assets, annual capital expenditures, advances, investments and loans by the Company and its subsidiaries, dividends, stock repurchases and certain transactions with affiliates. It permits up to $10,000,000 of secured debt for currency hedging purposes and up to $1,500,000 unsecured overdraft borrowings for foreign subsidiaries.

         The outstanding balances bear interest at the Company's election at either (i) the higher of the Agent Bank's prime rate or the Federal Funds Rate plus 50.00 basis points, plus an interest rate margin ranging from 12.50 to
200.00 basis points, or (ii) the applicable eurodollar rate plus an interest rate margin ranging from 112.50 to 300.00 basis points, depending on the level of the funded debt ratio at the end of each fiscal quarter.

         Under the Amended and Restated Loan Agreement, the Company is obligated to pay certain fees including an unused revolving loan commitment fee ranging from 37.50 to 67.50 basis points which varies with the level of the funded debt ratio at the end of each fiscal quarter, payable quarterly in arrears; letter of credit fees ranging from 112.50 to 300.00 basis points which vary with the level of the funded debt ratio at the time the letter of credit is issued; and amendment and other standard fees which are currently estimated at approximately $1,500,000.

         The Company's Canadian subsidiary had a credit agreement with a Canadian bank which allowed for borrowings up to Canadian $3,000,000, bore interest at the bank's prime rate and was due and payable on demand. The borrowings under this credit agreement were repaid in full on October 22, 1998, and the Canadian subsidiary now borrows funds as a co-borrower under the Loan Agreement.


8.    LOAN NOTES

         Loan Notes in the amount of (pound)1,477,000 (US $2,328,000) were issued in connection with the Filofax acquisition, are unsecured obligations of the Company's U.K. subsidiary and bear interest at LIBOR (5.90% at June 30, 1999) less 1%. Interest on the Loan Notes is paid annually in arrears beginning September 30, 1999. The Loan Notes are redeemable, in whole or in part, at the holder's option on each interest payment date. Unless they have previously been redeemed, all Loan Notes will be redeemed on September 30, 2003. As of September 30, 1999, (pound)1,318,000 (US $2,077,000) of the Loan Notes had been redeemed.


9.    LEASES

         The Company has five noncancelable operating leases for its principal operating facilities and its corporate headquarters. The leases expire through 2006. The leases include renewal options that, if exercised, would extend the lease terms through 2011, and the leases provide for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index, subject to certain minimum increases. The Company also has entered into leases for certain production, warehouse, computer, and office equipment under noncancelable operating leases that expire through May 2003.

         Future minimum lease payments under the operating leases at June 30, 1999 are summarized as follows (in thousands):

      YEARS ENDING JUNE 30,

       2000....................................................   $    5,396
       2001....................................................        4,872
       2002....................................................        2,781
       2003....................................................        1,712
       2004....................................................          868
       Thereafter..............................................        1,634
                                                                  ----------
       Total future minimum lease payments.....................   $   17,263
                                                                  ==========

         Rent expense was  $5,626,000,  $4,025,000  and $3,841,000 for the years ended June 30, 1999, 1998 and 1997, respectively.


10.   INCOME TAXES

          The components of (loss) income before (benefit) provision for income taxes are as follows (in thousands):
                                                            YEARS ENDED JUNE 30,

                                                     1999          1998          1997
                                                   ----------    ---------   -----------
          United States.........................   $   (9,704)  $   22,856   $   18,765
          Other.................................        2,917        2,885        1,885
                                                   ----------   ----------   ----------
             Total..............................   $   (6,787)  $   25,741   $   20,650
                                                   ===========  ==========   ==========

         The (benefit) provision for income taxes consists of the following (in thousands):

                                                            YEARS ENDED JUNE 30,
                                                     1999         1998           1997
                                                   ----------   ---------     ---------
        Current:
          Federal...............................    $    (310)   $   8,565    $   7,076
          State.................................           (8)       1,477        1,825
          Foreign...............................        1,500          623          387
                                                    ---------    ---------    ---------
        Total current...........................        1,182       10,665        9,288
                                                    ---------    ---------    ---------
        Deferred:
          Federal...............................       (3,821)        (920)        (961)
          State.................................         (150)          88         (225)
                                                    ----------   ---------    ---------
        Total deferred..........................       (3,971)        (832)      (1,186)
                                                    ----------   ---------    ---------
        Total (benefit) provision
          for income taxes......................    $  (2,789)   $   9,833    $   8,102
                                                    ==========   =========    =========

         Differences between the total income tax (benefit) provision and the amount computed by applying the statutory federal income tax rate to (loss) income before (benefit) provision for income taxes are as follows (in thousands):

                                                            YEARS ENDED JUNE 30,
                                                     1999             1998            1997
                                                   -----------    -----------      -----------
                                                                                       >
        Computed tax expense using the
          statutory federal income tax rate.....    $   (2,375)     $  9,009       $  7,228
        (Decrease) increase in taxes arising
           from:
           State taxes, net of
             federal benefit....................          (102)           769         1,000
          Foreign earnings taxed at other
            than federal statutory rate.........           (79)          (387)         (273)
          Foreign tax credit....................          (347)
          Other.................................           114            442           147
                                                    ----------     ----------      ---------
          Total.................................    $   (2,789)    $    9,833      $   8,102
                                                    ==========     ==========      =========

        Effective income tax rate...............            41%            38%           39%
                                                    ==========     ==========      =========

         Total deferred income tax assets and liabilities consist of the following (in thousands):

                                                                                  JUNE 30,
                                                                         1999                1998
                                                                   ----------------    ----------------

          Net operating loss carryback/carryforward                  $   3,384
          Allowance for sales returns                                    2,433           $   2,918
          Inventory obsolescence reserve                                 1,988               1,220
          Allowance for doubtful accounts                                1,041               1,074
          State taxes                                                                          615
          Sales programs                                                   827                 608
          Other                                                          1,975               1,368
                                                                       ---------            -------
          Total deferred income tax assets                              11,648               7,803
          Deferred income tax liabilities                                 (459)               (585)
                                                                       ---------            -------
          Total                                                        $  11,189          $   7,218
                                                                       =========          =========

         Cumulative undistributed earnings of foreign subsidiaries for which no deferred income taxes have been provided approximated $6,942,000 and $4,153,000 at June 30, 1999 and 1998, respectively. The additional income taxes payable on the earnings of foreign subsidiaries, if remitted, would be offset by U.S. income tax credits for foreign taxes paid.

11.   EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding for the year. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. The following reconciles the numerator and denominator of the basic and diluted per share computations for net (loss) income (in thousands, except per share amounts):




                                                                    YEARS ENDED JUNE 30,
                                                      1999                 1998                  1997
                                                   ------------        -------------         -------------

       NET (LOSS) INCOME                           $  (3,998)            $  15,908             $ 12,548
                                                   ===========           =========             ========

       BASIC WEIGHTED-AVERAGE SHARES
         Weighted-average number of
           common shares outstanding                  11,896                11,533               12,432

       Effect of dilutive securities
         Additional shares from the
          Assumed exercise of
          options and warrants                                               3,093                 2,757
         Shares assumed to be repurchased
           under the treasury stock method                                  (2,103)               (2,007)
                                                   ---------              ---------                ------

       DILUTED WEIGHTED-AVERAGE SHARES
         Weighted-average number of
           common shares outstanding and
           common share equivalents                   11,896                12,523                 13,182
                                                   =========             =========                 ======

       (LOSS) EARNINGS PER SHARE:

         Basic                                     $  (0.34)             $   1.38                 $  1.01
                                                   ========              ========                 =======
         Diluted                                   $  (0.34)             $   1.27                 $  0.95
                                                   ========              ========                 =======

         For the year ended June 30, 1999, dilutive securities equivalent to 1,160,000 shares are not included as potential common shares because they are antidilutive. During the years ended June 30, 1998 and 1997, there were no antidilutive common share equivalents.

12.   STOCK OPTION PLANS

         Under the Company's 1995 Stock Option Plan (the "Plan"), an aggregate of 1,925,000 shares of common stock is reserved for issuance to key employees, including officers and directors of the Company. Both incentive stock options and nonstatutory stock options are authorized for issuance under the Plan. The terms of the options are determined at the time of grant. Pursuant to the Plan, the per share option price of incentive stock options may not be less than the fair market value of a share of common stock at the date of grant, and no options may be granted after December 2005. The outstanding options typically become exercisable over a period of five years from the date of issuance and have terms of up to ten years.

         The Company also authorized the issuance of up to 3,450,000 shares of the Company's common stock under its Amended and Restated 1986 Stock Option Plan. Such options typically become exercisable ratably over a period of five years from the date of issuance and have terms of six to ten years. As of June 30, 1999, options covering 2,422,104 shares have been exercised and options covering 1,002,646 shares remain outstanding. No additional options will be granted under this plan.

         During the years ended June 30, 1999, 1998 and 1997, certain officers and employees exercised options to purchase an additional 17,040, 651,414 and 74,300 shares, respectively, of the Company's common stock for an aggregate of $129,000, $4,278,000 and $381,000, respectively (see Note 15).

         In connection with the exercise of nonstatutory stock options and the sale of shares purchased pursuant to incentive stock options, the Company realized a reduction in its current tax liability during the years ended June 30, 1999, 1998 and 1997. This reduction totaled $20,000, $5,208,000 and
$157,000, respectively, and was credited to additional paid-in capital.

         A summary of option activity is as follows:

                                                                       WEIGHTED-                      WEIGHTED-
                                                                         AVERAGE                       AVERAGE
                                                        NUMBER OF       EXERCISE       OPTIONS        EXERCISE
                                                         OPTIONS          PRICE      EXERCISABLE        PRICE
                                                         -------          -----      -----------        -----

             Outstanding, July 1, 1996...........      1,732,150         $  6.85
                Granted..........................        465,000           13.00
                Exercised........................        (74,300)           5.13
                Cancelled........................        (31,250)          11.96
                                                    ------------
             Outstanding, June 30, 1997..........      2,091,600            8.20     1,102,314     $    6.90
                Granted..........................        565,000           17.10
                Exercised........................       (651,414)           6.57
                                                    ------------
             Outstanding, June 30, 1998..........      2,005,186           11.24        933,648         8.61
                Granted..........................        444,000           18.94
                Exercised........................        (17,040)           7.55
                Cancelled........................       (116,500)          16.41
                                                    ------------
             Outstanding, June 30, 1999..........      2,315,646           12.48      1,343,933         9.94
                                                    ============


        At June 30, 1999, the range of option prices for shares under options and the weighted average remaining contractual life is as follows:


                                                           OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                                            WEIGHTED-    WEIGHTED-      WEIGHTED-    WEIGHTED-
                                              NUMBER OF      EXERCISE   CONTRACTUAL      NUMBER       EXERCISE
        RANGE OF OPTION EXERCISE PRICE         OPTIONS       PRICE        LIFE         EXERCISABLE      PRICE
        ------------------------------      ------------   --------   ------------     -----------   ---------
               $ 5.13 - $8.38                  799,596     $  6.68          4.84         720,408      $  6.50
                 9.75 - 13.00                  594,050       11.89          6.41         376,500        11.53
                16.88 - 20.63                  922,000       17.89          8.59         247,025        17.54


          The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for stock option awards. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans as required by SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net (loss) income and (loss) earnings per common and common equivalent shares would have been reduced to the pro forma amounts indicated below:




                                                                             YEARS ENDED JUNE 30,
                                                                      1999          1998             1997
                                                                  ----------      ----------     -----------
      Net (loss) income:
                  As reported                                     $  (3,998)      $   15,908      $  12,548
                  Pro forma                                       $  (6,694)      $   12,617      $  11,094

      (Loss) earnings per common and common equivalent shares:
           As reported:
               Basic                                              $   (0.34)      $     1.38      $    1.01
               Diluted                                            $   (0.34)      $     1.27      $    0.95

            Pro forma:
                   Basic                                          $   (0.56)      $     1.09      $    0.89
                   Diluted                                        $   (0.56)      $     1.01      $    0.84


         The fair values of the options granted under the plans during fiscal 1999, 1998 and 1997 were estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair values of the options at the date of grant were $10.38, $9.03 and $14.53 during fiscal 1999, 1998 and 1997, respectively. The following weighted-average assumptions for fiscal 1999, 1998 and 1997, respectively, were used: no dividend yield; volatility of 60.00%, 57.21% and 53.28%; risk-free interest rates of 5.245%, 5.877% and 6.246%; and
expected option lives of 4.85, 4.74 and 6.05 years. Pro forma compensation cost of options granted under the Employee Stock Purchase Plan is measured based on the discount from market value (see Note 14).

         On September 7, 1999, the Company issued options to key employees to purchase 417,500 shares of the Company's common stock at $9.0625 per share. The options vest over a period of five years and expire in 2009.


13.   NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

         In November 1998, the Company authorized a non-employee director stock option plan. The terms of the options are determined at the time of grant. No options may be granted after November 22, 2008. Options typically become exercisable one year from the date of issuance and have terms up to 10 years.
         During the year ended June 30, 1999, the Board of Directors and stockholders approved the issuance of options to purchase 50,000 shares of the Company's common stock. Such options were granted at a price of $22.125 per share, vest over a period of one year and expire in November 2008.



         A summary of option activity is as follows:
                                                                       WEIGHTED-                      WEIGHTED-
                                                                         AVERAGE                       AVERAGE
                                                        NUMBER OF       EXERCISE       OPTIONS        EXERCISE
                                                         OPTIONS          PRICE      EXERCISABLE        PRICE
                                                         -------          -----      -----------        -----

             Granted.............................         50,000         $22.125
                                                    ------------
             Outstanding, June 30, 1999..........         50,000          22.125         25,000        $22.125
                                                    ============


14.   EMPLOYEE STOCK PURCHASE PLAN

         During 1992, the Company adopted an Employee Stock Purchase Plan under which 350,000 shares of common stock were authorized for issuance to employees. Under the plan, eligible employees may purchase, through payroll deductions withheld during an offering period, an amount of common stock not to exceed approximately 5% of the employee's annual compensation. The purchase price per share is the lower of 85% of the fair market value of a share of common stock on the first day of the offering period or on the last day of the offering period. There are two offering periods during each year. During the years ended June 30, 1999, 1998 and 1997, employees purchased an aggregate of 24,098, 19,114 and 34,016 shares of common stock for $277,000, $302,000 and $280,000, respectively, under this plan. These amounts are included in the amounts shown for exercise of options on the consolidated statements of stockholders' equity (see Note 13).


15.   WARRANTS

         During the years ended June 30, 1998 and 1997, the Board of Directors approved the issuance of warrants to purchase an aggregate of 515,000 shares of the Company's common stock. Such warrants are exercisable at prices ranging from $11.781 to $20.625 per share, vest over periods up to 48 months, and expire at various times through April 2008. No warrants were granted during the year ended June 30, 1999.

         During the years ended June 30, 1998 and 1997, certain directors exercised warrants to purchase 278,000 and 11,000 shares, respectively, of the Company's common stock for an aggregate of $673,000 and $22,000, respectively. No warrants were exercised during the year ended June 30, 1999.

         Included in the issuance of warrants to purchase 515,000 aggregate shares of the Company's common stock is a warrant to purchase 50,000 shares that was issued during fiscal 1997 to a director under the terms of a consulting agreement. Such issuance was accounted for under SFAS No. 123 using the Black-Scholes option pricing model, which resulted in the recording of $75,000, $233,000 and $50,000 in compensation cost during the years ended June 30, 1999, 1998 and 1997, respectively.



         A summary of warrant activity is as follows:
                                                                       WEIGHTED-                      WEIGHTED-
                                                                         AVERAGE                       AVERAGE
                                                        NUMBER OF       EXERCISE       OPTIONS        EXERCISE
                                                        WARRANTS          PRICE      EXERCISABLE        PRICE
                                                        --------          -----      -----------        -----

             Outstanding, July 1, 1996...........        477,000         $   4.44
                Granted..........................        300,000            11.95
                Exercised........................        (11,000)            2.00
                                                    ------------
             Outstanding, June 30, 1997..........        766,000             7.42       493,082       $   4.91
                Granted..........................        215,000            17.31
                Exercised........................       (278,000)            2.42
                                                    ------------
             Outstanding, June 30, 1998..........        703,000            12.42       482,166          12.20
                Cancelled........................        (30,000)           16.88
                                                    ------------            -----       -------          -----
             Outstanding, June 30, 1999..........        673,000            12.22       548,000          12.32
                                                    ============            =====       =======          =====


       At June 30, 1999, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:


                                                     WARRANTS OUTSTANDING              WARRANTS EXERCISABLE
                                                           WEIGHTED-    WEIGHTED-                      WEIGHTED-
                                                            AVERAGE      AVERAGE                       AVERAGE
                                             NUMBER OF      EXERCISE   CONTRACTUAL        NUMBER       EXERCISE
        RANGE OF WARRANT EXERCISE PRICE       WARRANTS       PRICE        LIFE         EXERCISABLE      PRICE
        -------------------------------       --------       -----        ----         -----------      -----
                  $6.00 - $9.50                200,000     $  7.81          4.83         200,000      $  7.81
                  11.78 - 12.81                288,000       11.96          5.02         163,000        12.10
                  16.88 - 20.63                185,000       17.38          8.23         185,000        17.38

16.   STOCK SPLIT

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


17.   TREASURY STOCK

          In fiscal 1997, the Board of Directors authorized the purchase of up to 1,200,000 shares of the Company's common stock, which may be used to meet the Company's common stock requirements for its stock benefit plans. In fiscal 1998, the Board of Directors increased the number of shares of common stock that the Company is authorized to repurchase under this plan by 200,000 shares and authorized the purchase of up to 720,000 shares of the Company's common stock from officers and directors. During fiscal 1999, 1998 and 1997, the Company repurchased 96,000, 695,588 and 1,026,200 shares, at an average per share cost of $15.53, $16.63 and $13.20, respectively. The 695,588 shares repurchased in fiscal 1998 were from officers and directors at a per share cost equal to the closing price of the stock on the day of the repurchase. In fiscal 1999, 1998 and 1997, 41,138, 948,528 and 40,264, respectively, treasury shares were reissued upon the exercise of stock options and warrants and the issuance of common stock under the Employee Stock Purchase Plan.


18.   OTHER TRANSACTIONS

         During fiscal 1995 and 1993, the Company entered into barter agreements whereby it delivered inventory in exchange for future advertising credits and other items. The Company had recorded barter credits of $15,000 in prepaid expenses and other current assets at June 30, 1998. During the years ended June 30, 1999 and 1998, approximately $15,000 and $100,000, respectively, was charged to expense for barter credits used. No amounts were charged to expense for barter credits used during the year ended June 30, 1997. During the year ended June 30, 1997, the Company charged $200,000 to operations for impairment of these credits. No such impairment losses were charged to operations during the years ended June 30, 1999 and 1998.


19.   PROFIT-SHARING AND BONUS PLANS

         In January 1991, the Company established a 401(k) profit-sharing plan in which eligible employees may contribute up to 15% of their eligible earnings. The Company may contribute to the plan at the discretion of the Board of Directors, subject to applicable regulations. In the years ended June 30, 1999, 1998 and 1997, the Board elected to contribute an amount equal to 25% of the first 6% of eligible earnings. Participants vest in the Company's contributions at a rate of 20% after two years of plan participation and 20% each year thereafter until fully vested.

         During the years ended June 30, 1999, 1998 and 1997, the Company's matching contributions were $181,000, $156,000 and $133,000, respectively.

         The Company has an executive bonus plan and incentive compensation arrangements for key employees based on an earnings formula. Compensation expense recorded under these plans was $628,000 during the year ended June 30, 1998. No amounts were recorded under these plans during the years ended June 30, 1999 and 1997.


20.   SEGMENT INFORMATION

         The Company's operating segments have similar economic characteristics and, as such, the Company has aggregated six operating segments into a single reportable segment in conformity with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The business activities of the Company's operating segment are the development, manufacturing and marketing of paper-based organizers for the retail market. In addition, the Company also develops, manufactures and markets a number of related organizing products including telephone/address books, business accessories, products for students and organizing and other wallboards.

         The Company groups its products into three categories: organizers and planners; their refills, which include calendars, other pages and accessories; and related organizing products. The following table sets forth, for the periods indicated, approximate Day Runner sales by product category and as a percentage of total net sales.

                                   FISCAL                 FISCAL                   FISCAL
          PRODUCTS                  1999                   1998                     1997
          --------            -----------------     -------------------     ------------------
(Unaudited; dollars in thousands)

Organizers and planners.           $  80,092               $ 83,069                   $ 73,858
Refills.................              63,596                 51,876                     43,264
Related organizing products           52,524                 32,896                     10,254
                                    ---------              --------                   --------
      Total.............           $ 196,212               $167,841                   $127,376
                                    =========              ========                   ========

21.   OPERATIONS IN FOREIGN COUNTRIES

         The following is a summary of the financial activity of the Company by geographical area (in thousands):

                                                                  YEAR ENDED JUNE 30, 1999
                                   UNITED STATES           EUROPE           OTHER         ELIMINATIONS           TOTAL
                                   -------------           ------           -----         ------------           -----

Net sales to unaffiliated entities  $  136,603           $  39,173       $   20,436                          $  196,212
Transfers between geographic areas       2,396                                1,670       $  (4,066)
                                    ----------           ---------       ----------       ----------         ----------
Net sales                           $  138,999           $  39,173      $   22,106        $  (4,066)         $  196,212
                                    ==========           =========      ==========        =========          ==========

Income (loss) from operations       $      651           $   3,797       $     852        $  (6,872)         $   (1,572)
                                    ==========           =========       =========        =========          ==========

Long-lived assets                   $   87,144           $ 171,167       $   6,626        $(159,463)         $  105,474
                                    ==========           =========       =========        =========          ==========

                                                                 YEAR ENDED JUNE 30, 1998
                                   UNITED STATES           EUROPE           OTHER         ELIMINATIONS           TOTAL
                                   -------------           ------           -----         ------------           -----

Net sales to unaffiliated entities  $  152,939           $  2,745        $  12,157                            $  167,841
Transfers between geographic areas       2,347                               2,169        $  (4,516)
                                    ----------           --------        ----------       ------------        ----------
Net sales                           $  155,286           $  2,745       $   14,326        $  (4,516)          $  167,841
                                    ==========           ========       ===========       ============        ==========

Income from operations              $   31,883           $     23       $    2,648        $   (8,985)         $   25,569
                                    ==========           ========       ==========        ==========          ==========

Long-lived assets                   $   16,267           $     95       $    3,364        $   (3,117)         $   16,609
                                    ==========           ========       ==========        ==========          ==========


                                                                  YEAR ENDED JUNE 30, 1997
                                    UNITED STATES         EUROPE           OTHER         ELIMINATIONS           TOTAL
                                    -------------         ------           -----         ------------           -----

Net sales to unaffiliated entities   $  122,618          $  2,086       $    2,672                             $ 127,376
Transfers between geographic areas          490                              1,621        $   (2,111)
                                     ----------          --------       ----------        ----------           ---------
Net sales                            $  123,108          $  2,086       $    4,293        $   (2,111)          $ 127,376
                                     ==========          ========       ==========        ==========           =========


Income from operations               $   23,927          $     24       $    1,810        $   (6,412)          $  19,349
                                     ==========          ========       ==========        ==========           =========

Long-lived assets                    $    8,688          $    157       $       4         $      (61)          $   8,826
                                     ==========          ========       =========         ==========           =========



22.   CONTINGENCIES

          In September 1999, two purported securities class action lawsuits were filed in the United States District Court for the Central District California against the Company and certain of its officers and directors. The complaints allege that the Company violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder through the misstatement of the Company's financial results of operations for the first through third quarters of fiscal 1999. These alleged misstatements purportetdly consisted of improper accounting for manufacturing variances and other costs. The plaintiffs in both actions purport to represent a class consisting of all purchasers of the Company's Common Stock between October 20, 1998 and August 31, 1999. The plaintiffs are seeking unspecified compensatory damages.

         The Company expects that these actions will be consolidated into a single action, that a lead plaintiff will be appointed, and that a consolidated amended complaint will be filed. None of these events has yet taken place. There has been no discovery in any of the actions. Based on the allegations and the issues raised by the current complaint, the Company believes it has meritorious defenses to the actions and intends to defend them vigorously.

         The Company is not a party to any other litigation that, in the opinion of management, would reasonably be expected to have a materially adverse effect on the consolidated financial statements.

23.   SUPPLEMENTAL CASH FLOW INFORMATION

      DISCLOSURE OF CASH FLOW INFORMATION (IN THOUSANDS):

                                                                       YEARS ENDED JUNE 30,
                                                                 1999            1998            1997
                                                             ------------    -----------     -------------
         Cash paid for:
             Interest.......................                   $  4,944        $     91          $    130
             Income taxes                                      $  1,488        $  8,862          $   6,026

         During the year ended June 30, 1999, the net cash expended by the Company in its acquisition of Filofax was used as follows (in thousands) (See
Note 2):

         Fair value of assets acquired                           $  (117,203)
         Liabilities assumed                                          29,186
                                                                  -----------
         Cash paid                                               $   (88,017)
                                                                  ===========

         During the year ended June 30, 1998, the Company purchased all of the capital stock of Ultima Distribution, Inc. and Timeposters, Inc. The Company also purchased certain of the assets of Ram Manufacturing, Inc. In conjunction with these acquisitions, net cash expended was as follows (in thousands) (see
Note 2):

         Fair value of assets acquired                           $   (11,809)
         Liabilities assumed                                           7,183
                                                                 -----------
         Cash paid                                               $    (4,626)
                                                                 ===========

         During the year ended June 30, 1999, the Company purchased 703,308 shares of Filofax's outstanding common stock by issuing (pound)1,477,000 (US $2,328,000) in Loan Notes (see Note 8) to former shareholders of Filofax.

         The Company realized a reduction in its current income tax liability during fiscal 1999, 1998 and 1997 in the amount of $20,000, $5,208,000 and $157,000, respectively. Such amounts were credited to additional paid-in capital (see Note 12).

                                 INDEPENDENT AUDITORS' REPORT

Day Runner, Inc.:

We have audited the consolidated financial statements of Day Runner, Inc. and its subsidiaries as of June 30, 1999 and 1998, and for each of the three years in the period ended June 30, 1999, and have issued our report thereon dated October 12, 1999; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Day Runner, Inc. and its subsidiaries, listed in Item 14(a)2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
October 12, 1999




                        DAY RUNNER, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)



                                                BALANCE AT                                                        BALANCE AT
                                                 JUNE 30,           FILOFAX        CHARGED TO                      JUNE 30,
CLASSIFICATION                                     1998           ACQUISITION      OPERATIONS      DEDUCTIONS        1999
--------------                               ----------------     -----------      ----------      ----------     ---------
Allowance for doubtful accounts and
   sales returns and other allowances......     $  9,942         $   1,580          $ 19,039        $(19,080)     $  11,481
Reserve for obsolete inventories...........        3,052             4,782             4,286          (2,385)        9,735

                                                BALANCE AT                                                        BALANCE AT
                                                 JUNE 30,                          CHARGED TO                      JUNE 30,
CLASSIFICATION                                     1997                            OPERATIONS      DEDUCTIONS        1998
--------------                               ----------------                      ----------      ----------     ---------
Allowance for doubtful accounts and
   sales returns and other allowances......     $  8,664                            $  9,799       $( 8,521)      $  9,942
Reserve for obsolete inventories...........        3,259                                 898         (1,105)         3,052

                                                BALANCE AT                                                        BALANCE AT
                                                 JUNE 30,                          CHARGED TO                      JUNE 30,
CLASSIFICATION                                     1996                            OPERATIONS      DEDUCTIONS        1997
--------------                               ----------------                      ----------      ----------     ---------
Allowance for doubtful accounts and
   sales returns and other allowances......     $  7,374                            $ 14,264       $( 12,974)     $  8,664
Reserve for obsolete inventories...........        3,473                               1,267          (1,481)        3,259





                                        EXHIBIT INDEX


Exhibit
Number               Description

10.15                Lease Agreement dated as of April 2, 1999 between Mrs.
                     Refugio  Victoria  Geffroy  De  Flourie  and  Mr.  David
                     Bramzon  Stengel  and  the  Registrant(7)

10.20 First Amendment to Consulting Agreement effective April 22, 1999 between the Registrant and Alan R. Rachlin(7)

10.21 Consulting Agreement effective May 22, 1999 between the Registrant and Mr. Alan R. Rachlin(17)

 10.23 Amended and Restated Loan Agreement dated as of September 30, 1999 among the Registrant, Day Runner UK plc, Filofax Limited, the Lenders named therein and Wells Fargo Bank National Association, including Revolving and Term
                     Loan Notes.

21.1                 Subsidiaries of the Registrant

23.1                 Consent of  Deloitte & Touche LLP

27.1                 Financial Data Schedule