Form 10-Q
period 1999-09-30
DAY RUNNER INC
filed 1999-11-15
CIK 853102

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                                  Yes |X| No|_|

         Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date:

                                                Number of Shares Outstanding at
            Class                                        November 12, 1999
------------------------------                  --------------------------------
Common Stock, $0.001 par value                           11,900,736



                                DAY RUNNER, INC.

                                      INDEX


                                                                                                       Page Reference

COVER PAGE.......................................................................................             1

INDEX    ........................................................................................             2

PART I -- FINANCIAL INFORMATION

         Item 1.     Consolidated Financial Statements

                     Consolidated Balance Sheets
                       September 30, 1999 and June 30, 1999......................................             3

                     Consolidated Statements of Income
                       Three Months Ended September 30, 1999 and 1998............................             4

                     Consolidated Statements of Cash Flows
                       Three Months Ended September 30, 1999 and 1998............................             5

                     Notes to Consolidated Financial Statements..................................             6

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations...............................            12

PART II -- OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K............................................            20

SIGNATURES.......................................................................................            21






                        DAY RUNNER, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                      SEPTEMBER 30,      JUNE 30,
                                                                                          1999             1999
                                                                                    --------------       ---------
Current assets:
    Cash and cash equivalents......................................................    $  9,327         $  9,132
    Accounts receivable (less allowance for doubtful  accounts and sales returns and other allowances of $10,150 and $11,481 at September 30, 1999 and
       June 30, 1999, respectively)................................................      46,692           43,215
    Inventories....................................................................      45,009           42,361
    Prepaid expenses and other current assets......................................       5,136            4,506
    Income taxes receivable........................................................                          434
    Deferred income taxes..........................................................      11,189           11,189
                                                                                      ---------         --------
       Total current assets........................................................     117,353          110,837
    Property and equipment, net ...................................................      17,320           17,851
    Goodwill and other intangible assets (net of accumulated amortization of $2,556
       and $1,934 at September 30, 1999 and June 30, 1999, respectively)...........      85,170           85,830
    Other assets (net of accumulated amortization of $494 and $410 at September
        30, 1999 and June 30, 1999, respectively)..................................       2,196            1,793
                                                                                      ---------         ---------
TOTAL  ............................................................................   $ 222,039        $ 216,311
                                                                                      =========         =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable...............................................................   $  17,447       $   18,722
    Accrued expenses...............................................................      21,878           19,547
    Income taxes payable...........................................................       2,638
    Loan notes.....................................................................                        2,077
                                                                                      ---------         --------
       Total current liabilities...................................................      41,963           40,346
                                                                                      ---------         --------

Long-term liabilities:
    Line of credit.................................................................     109,438          105,317
    Loan notes.....................................................................         262              251
                                                                                      ---------         --------
       Total long-term liabilities.................................................     109,700          105,568
                                                                                      ---------         --------

Commitments and contingencies

Stockholders' equity:
    Preferred stock (1,000,000 shares authorized; $0.001 par value; no shares issued or outstanding)......................................................
    Common stock (29,000,000  shares  authorized;  $0.001 par value;  13,718,524 shares issued and 11,900,736 shares outstanding at September 30, 1999 and
       June 30, 1999)..............................................................          14               14
    Additional paid-in capital.....................................................      21,709           21,709
    Retained earnings..............................................................      61,678           61,078
    Accumulated other comprehensive income.........................................         333              954
    Treasury stock - At cost (787,858 shares at September 30, 1999 and
     June 30, 1999)................................................................     (13,358)         (13,358)
                                                                                      ---------         --------
       Total stockholders' equity..................................................      70,376           70,397
                                                                                      ---------        ---------
TOTAL  ............................................................................    $222,039         $216,311
                                                                                      =========        =========


                 See accompanying notes to consolidated financial statements.




                        DAY RUNNER, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                               Three Months Ended
                                                                                                   September 30,
                                                                                                 1999       1998

Net sales...............................................................................     $   51,853   $  47,731
Cost of goods sold......................................................................         25,971      24,860
                                                                                              ---------   ---------
Gross profit............................................................................         25,882      22,871
                                                                                              ---------   ---------
Operating expenses:
     Selling, marketing and distribution................................................         15,670      12,265
     General and administrative.........................................................          6,935       4,657
                                                                                              ---------   ---------
       Total operating expenses.........................................................         22,605      16,922
                                                                                              ---------   ---------
Income from operations..................................................................          3,277       5,949
Net interest expense....................................................................          2,144          33
                                                                                              ---------   ---------

Income before provision for income taxes................................................          1,133       5,916
Provision for income taxes..............................................................            533       2,247
                                                                                              ---------   ---------
Net income..............................................................................      $     600   $   3,669
                                                                                              =========   =========

Earnings per common share:
     Basic..............................................................................      $    0.05   $    0.31
                                                                                              =========   =========
     Diluted............................................................................      $    0.05   $    0.29
                                                                                              =========   =========

Weighted-average number of common shares outstanding:
     Basic..............................................................................         11,901      11,931
                                                                                              =========   =========
     Diluted............................................................................         12,132      12,656
                                                                                              =========   =========






















          See accompanying notes to consolidated financial statements.





                        DAY RUNNER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                             1999        1998
                                                                                             ----        ----
Cash flows from operating activities:
    Net income....................................................................        $    600     $ 3,669
    Adjustments  to  reconcile  net  income  to net cash  provided  by (used in)
      operating activities:
       Depreciation and amortization..............................................           3,081       1,733
       Provision for doubtful accounts and sales returns and other allowances.....           5,619         316
       Loss on disposal of property and equipment.................................               3
       Changes in operating assets and liabilities:
          Accounts receivable.....................................................          (8,526)     (2,213)
          Inventories.............................................................          (2,234)     (2,017)
          Prepaid expenses and other current assets...............................            (732)     (1,748)
          Income taxes receivable.................................................           1,667       2,021
          Accounts payable........................................................          (1,499)      2,255
          Accrued expenses........................................................           1,850         (50)
          Income taxes payable....................................................           1,278         110
                                                                                         ---------   ---------
Net cash provided by operating activities.........................................           1,107       4,076
                                                                                         ---------   ---------
Cash flows from investing activities:
    Acquisition of property and equipment.........................................          (1,144)     (3,656)
    Other assets..................................................................            (564)
                                                                                         ---------   ---------
         Net cash used in investing activities....................................          (1,708)     (3,656)
                                                                                         ---------   ---------
Cash flows from financing activities:
    Net borrowings (repayments) under lines of credit.............................           2,954        (708)
    Repayment of loan notes.......................................................          (2,184)
    Repayment of capital lease obligations........................................                         (56)
    Net proceeds from issuance of common stock....................................                           3
    Repurchase of common stock....................................................                      (1,274)
                                                                                         ---------   ----------
         Net cash provided by (used in) financing activities......................             770      (2,035)
                                                                                         ---------   ---------
Effect of exchange rate changes in cash...........................................              26         141
                                                                                         ---------   ---------
Net increase (decrease) in cash and cash equivalents..............................             195      (1,474)
Cash and cash equivalents at beginning of period..................................           9,132       2,923
                                                                                         ---------   ---------
Cash and cash equivalents at end of period........................................       $   9,327    $  1,449
                                                                                         =========    ========

          See accompanying notes to consolidated financial statements.



                        DAY RUNNER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998)


1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

     The accompanying consolidated balance sheet as of September 30, 1999, consolidated statements of income and cash flows for the three-month periods ended September 30, 1999 and 1998 are unaudited but, in the opinion of management, include all adjustments consisting of normal, recurring accruals necessary for a fair presentation of the financial position and the results of operations for such periods. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in the financial statements included herein are adequate to make the information therein not misleading. The financial statements included herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 1999, and the notes thereto, which are included in the Company's Annual Report on Form 10-K.

     The results of operations for the three months ended September 30, 1999 and 1998 are not necessarily indicative of the results for a full year. The seasonality of the Company's financial results and the unpredictability of the factors affecting such seasonality make the Company's quarterly and yearly financial results difficult to predict and subject to significant fluctuation.

2.  INVENTORIES

         Inventories consist of the following (in thousands):

                                            September 30,           June 30,
                                                1999                  1999
                                                ----                  ----

         Raw materials...................  $   11,149             $   12,026
         Work in process.................       2,858                  2,138
         Finished goods..................      31,002                 28,197
                                           ----------             ----------
                  Total..................  $   45,009             $   42,361
                                           ==========             ==========

3.  FINANCIAL INSTRUMENT

     On September 29, 1998, the Company entered into a call option in order to limit its foreign exchange risk on the purchase of Filofax shares, which were paid in pounds Sterling. The Company's objective was to protect itself from the risk that the purchase price of the Filofax shares would be adversely affected by changes in exchange rates. At September 30, 1998, the Company had $775,000 in a call option which was included in prepaid expenses and other current assets in the consolidated financial statements. The Company does not trade in financial instruments nor does it enter into such contracts for speculative purposes.

4.  LINES OF CREDIT

     On September 23, 1998, the Company entered into a $160,000,000 Revolving Loan Agreement (the "Loan Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). Effective November 24, 1998, this amount was voluntarily reduced to $145,000,000, and unamortized financing fees of approximately $84,000 were charged to interest expense. The loan facility was syndicated with a group of banks in December 1998. Borrowings bore interest either at floating rates based on the higher of Wells Fargo's prime rate and the Federal Funds Rate published by the Federal Reserve Bank of New York or at fixed rates calculated by reference to the interest rates at which Wells Fargo offers deposits in U.S. dollars in amounts approximately equal to the amount of the relevant loan and for a period of time comparable to the number of days the relevant loan remains outstanding, together with a margin. During the quarter ended September 30, 1999, the weighted-average interest rate was 8.25%. Under the terms of the Loan Agreement, the Company paid Wells Fargo a financing fee of $1,200,000. At September 30, 1999, the Company had $109,438,000 outstanding under this Loan Agreement and had outstanding letters of credit totaling approximately $40,000.

     On June 29, 1999, the Company obtained from the banks a waiver of the fixed charge coverage ratio and the funded debt ratio covenants for the quarter ended June 30, 1999. The waiver was subsequently extended through October 15, 1999. On October 12, 1999, the Company and the banks amended the Loan Agreement (the "Amended and Restated Loan Agreement"). The Amended and Restated Loan Agreement converts the entire outstanding revolving loan balance into a term loan portion of $90,400,000 and a revolving credit loan portion of $29,600,000. The term loan matures on September 30, 2001, and the revolving credit loan facility matures on October 9, 2000. The maturity date of the revolving credit loan facility will be automatically extended through September 30, 2001, provided that the Company achieves as of September 30, 2000 a minimum EBITDA, a minimum fixed charge coverage ratio and a maximum senior funded debt ratio, as defined in the amended agreement. As a result, unamortized financing fees due under the Loan Agreement of approximately $955,000 will be charged to interest expense in October 1999.

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

     Under the Amended and Restated Loan Agreement, the Company is obligated to pay certain fees, including an unused revolving loan commitment fee ranging from
37.50 to 67.50 basis points, which varies with the level of the funded debt ratio at the end of each fiscal quarter, payable quarterly in arrears; letter of credit fees ranging from 112.50 to 300.00 basis points which vary with the level of the funded debt ratio at the time the letter of credit is issued; and amendment and other standard fees which are currently estimated at approximately $1,500,000.

5.  LOAN NOTES

     Loan Notes in the amount of (pound)1,477,000 (US $2,437,000) were issued in connection with the Filofax acquisition, are unsecured obligations of the Company's U.K. subsidiary and bear interest at LIBOR (6.035% at September 30, 1999) less 1%. Interest on the Loan Notes is paid annually in arrears beginning September 30, 1999. The Loan Notes are redeemable, in whole or in part, at the holder's option on each interest payment date. Unless they have previously been redeemed, all Loan Notes will be redeemed on September 30, 2003. During the three months ended September 30, 1999, (pound)1,318,000 (US $2,175,000) of the Loan Notes were redeemed.

6.  EARNINGS PER SHARE

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



                                            THREE MONTHS ENDED SEPTEMBER 30,
                                            1999                        1998
                                         -------------             -------------

NET INCOME                                $     600                  $   3,669
BASIC WEIGHTED-AVERAGE SHARES
   Weighted average number of
     common shares outstanding               11,901                     11,931
EFFECT OF DILUTIVE SECURITIES
   Additional shares from the assumed
     exercise of options and warrants         1,311                      2,866
   Shares assumed to be repurchased
     under the treasury stock method         (1,080)                    (2,141)
                                        -----------                 ----------

DILUTED WEIGHTED-AVERAGE SHARES
   Weighted average number of
     common shares outstanding and
     common share equivalents                12,132                     12,656
                                        ===========                 ==========

EARNINGS PER SHARE:

   Basic                                 $     0.05                   $   0.31
                                        ===========                 ==========
   Diluted                               $     0.05                   $   0.29
                                        ===========                 ==========


7.   COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 REPORTING COMPREHENSIVE INCOME. The statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is summarized as follows (in thousands):

                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                   1999                  1998
                                                ------------        ------------
         Net income                             $    600             $  3,669
         Foreign currency translation adjustment    (621)                 274
                                                --------             --------
         Comprehensive income                   $    (21)            $  3,943
         --------------------                   --------             --------

8.  SEGMENT INFORMATION

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

     The Company groups its products into three categories: organizers and planners; their refills, which include calendars, other pages and accessories; and related organizing products. The following table sets forth, for the periods indicated, approximate Day Runner sales by product category and as a percentage of total net sales (in thousands):

                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                           1999                     1998
                                                    -------------------     ------------------


      Organizers and planners......................    $   21,180               $  17,068
      Refills......................................        18,480                  17,048
      Related organizing products..................        12,193                  13,615
                                                       ----------               ---------
         Total.....................................    $   51,853               $  47,731
                                                       ==========               =========

9.   OPERATIONS IN FOREIGN COUNTRIES

     The following is a summary of the financial activity of the Company by geographical area (in thousands):







                                                  THREE MONTHS ENDED SEPTEMBER 30, 1999
                                     UNITED STATES      EUROPE        OTHER       ELIMINATIONS        TOTAL
                                     -------------      ------        -----       ------------        -----

Net sales to unaffiliated entities   $   33,094        $ 13,325      $ 5,434                       $  51,853
Transfers between geographic areas          863                          355      $  (1,218)
                                     ----------        --------      -------      ---------        ---------
Net sales                            $   33,957        $ 13,325      $ 5,789      $  (1,218)       $  51,853
                                     ==========        ========      =======      =========        =========


Income from operations               $    1,652        $  2,872      $   332      $  (1,579)       $   3,277
                                     ==========        ========      =======      =========        =========
Long-lived assets                    $   89,004        $170,550      $ 6,593      $(161,461)       $ 104,686
                                     ==========        ========      =======      =========        =========


                                                  THREE MONTHS ENDED SEPTEMBER 30, 1998
                                     UNITED STATES      EUROPE        OTHER       ELIMINATIONS        TOTAL
                                     -------------      ------        -----       ------------        -----

Net sales to unaffiliated entities   $   43,472        $   610       $ 3,649                       $  47,731
Transfers between geographic areas        1,441                          715         (2,156)
                                     ----------        --------      -------       ---------       ---------
Net sales                            $   44,913        $   610       $ 4,364      $  (2,156)       $  47,731
                                     ==========        =======       =======       =========        =========


Income from operations               $    8,238        $  (155)      $   165         (2,299)       $   5,949
                                     ==========        =======       =======         ======        =========

Long-lived assets                    $   18,214        $   110       $ 3,479      $  (3,120)       $  18,683
                                     ==========        =======       =======      =========        =========


10.  CONTINGENCIES

     In September 1999, two, and in October 1999, one additional, purported securities class action lawsuits were filed in the United States District Court for the Central District California against the Company and certain of its officers and directors. The Complaints allege that the Company violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder through the misstatement of the Company's financial results of operations for the first through third quarters of fiscal 1999. These alleged misstatements purportedly consisted of improper accounting for manufacturing variances and other costs. The plaintiffs in all these actions purport to represent a class consisting of all purchasers of the Company's Common Stock between October 20, 1998 and August 31, 1999. The plaintiffs are seeking unspecified compensatory damages.

     The Company expects that these actions will be consolidated into a single action, that a lead plaintiff will be appointed, and that a consolidated amended complaint will be filed. To the Company's knowledge, none of these events has yet taken place. There has been no discovery in any of the actions. Based on the allegations and the issues raised by the current complaint, the Company believes it has meritorious defenses to the actions and intends to defend them vigorously.
     The Company is not a party to any other litigation that, in the opinion of management, would reasonably be expected to have a materially adverse effect on the consolidated financial statements.

11.  STATEMENTS OF CASH FLOW

         Supplemental disclosure of cash flow information (in thousands):

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                  1999                 1998
                                               ----------          -----------

             Cash paid during the period for:
               Interest                         $ 1,857              $  36
               Income taxes, net of refunds
                  received                      $(1,984)             $  44

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

     Since the Company's introduction of the first Day Runner System organizer in 1982, the Company's revenues have been generated by sales primarily of organizers and planners and secondarily of refills. Since fiscal 1995, a majority of the Company's growth has resulted from sales of related organizing products. For a number of years, the Company focused the great majority of its product development, sales and marketing efforts on the U.S. office products channel and the U.S. mass market channel. With the October 30, 1998 acquisition of Filofax, the Company substantially increased its emphasis on markets outside the U.S. The office products channel and the mass market channel and sales to foreign customers accounted for 38.5%, 21.9% and 35.9%, respectively, of net sales for the three months ended September 30, 1999.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentages that income statement items bear to net sales and the percentage change in the dollar amounts of such items.

                                                                                                       Percentage
                                                                               Percentage                Change
                                                                                of Sales                  Three
                                                                                  Three               Months Ended
                                                                               Months Ended           September 30,
                                                                              September 30,               1998
                                                                                   1999                  to 1999
                                                                         ---------------------        -------------
Net sales..............................................................   100.0%          100.0%           8.6%
Cost of goods sold.....................................................    50.1            52.1            4.5
                                                                          -----           -----
Gross profit...........................................................    49.9            47.9            4.1
                                                                          -----           -----
Operating expenses:
    Selling, marketing and distribution................................    30.2            25.7           27.8
    General and administrative.........................................    13.4             9.7           48.9
       Total operating expenses........................................    43.6            35.4           33.6
                                                                          -----           -----
Income from operations.................................................     6.3            12.5          (44.9)
Net interest expense...................................................     4.1            0.1          6397.0
                                                                           ----            ----
Income before provision for income taxes...............................     2.2            12.4          (80.8)
Provision for income taxes.............................................     1.0             4.7          (76.3)
                                                                           ----            ----
Net income.............................................................     1.2%            7.7%         (83.6)
                                                                           ====            ====



     The following tables set forth, for the periods indicated, the Company's approximate net sales by product category and distribution channel and as a percentage of total sales.


                                                                    Three Months Ended September 30,
                                                          -----------------------------------------------
PRODUCT CATEGORY:                                                 1999                       1998
-----------------                                                 ----                       ----
                                                                    (unaudited; dollars in thousands)
Organizers and planners..............................     $ 21,180       40.9%        $  17,068       35.8%
Refills..............................................       18,480       35.6            17,048       35.7
Related organizing products..........................       12,193       23.5            13,615       28.5
                                                          --------      -----         ---------       ----
    Total............................................     $ 51,853      100.0%        $  47,731      100.0%
                                                          ========      =====         =========      =====



                                                                    Three Months Ended September 30,
                                                          -----------------------------------------------
DISTRIBUTION CATEGORY:                                           1999                       1998
---------------------                                            ----                       ----
Office products......................................   $   19,968       38.5%        $  21,660       45.4%
Mass market..........................................       11,346       21.9            19,648       41.1
Foreign customers....................................       18,590       35.8             4,232        8.9
Other................................................        1,949        3.8             2,191        4.6
                                                        ----------       ----         ---------        ----
    Total............................................   $   51,853      100.0%        $  47,731      100.0%
                                                        ==========      =====         =========      =====

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH
THE THREE MONTHS ENDED SEPTEMBER 30, 1998

     NET SALES. Net sales ("sales") consist of revenues from gross product shipments net of allowances for returns, rebates and credits. In the first quarter of fiscal 2000, sales increased by $4,122,000, or 8.6%, compared with the first quarter of fiscal 1999 because of the Filofax acquisition but were negatively affected by the ongoing impact of U.S. retailers' inventory tightening, which constrained U.S. sales and increased product returns. In the quarter ended September 30, 1999, sales were primarily to the office products channel and secondarily to foreign customers. Sales to foreign customers increased by $14,358,000, or 339.3%; sales to mass market customers decreased by $8,302,000, or 42.3%; sales to the office products channel decreased by $1,692,000, or 7.8%; and sales to miscellaneous customers grouped together as "other," decreased by $242,000, or 11.0%. Sales of organizers and planners increased by $4,112,000, or 24.1%; sales of refills increased by $1,432,000, or 8.4%; and sales of related organizing products decreased by $1,422,000, or 10.4%.

     GROSS PROFIT. Gross profit is sales less cost of goods sold, which is comprised of materials, labor and manufacturing overhead. Gross profit may be affected by, among other things, product mix, production levels, changes in vendor and customer prices and discounts, sales volume and growth rate, sales returns and other allowances, purchasing and manufacturing efficiencies, tariffs, duties and inventory carrying costs. Gross profit as a percentage of sales increased from 47.9% in the first quarter of fiscal 1999 to 49.9% in the first quarter of fiscal 2000 primarily because of the higher gross margin earned by sales of Filofax brand products.

     OPERATING EXPENSES. Total operating expenses increased by $5,683,000, or 33.6%, in the first quarter of fiscal 2000 compared with the first quarter of fiscal 1999 and increased as a percentage of sales from 35.4% to 43.6%. Selling, marketing and distribution expenses increased by $3,405,000 primarily because of the addition of Filofax's expenses during the quarter and increased from 25.7% to 30.2% as a percentage of sales due to the Company's decreased ability to absorb expenses as a result of the decline in U.S. sales. General and administrative expenses increased by $2,278,000, and from 9.7% to 13.4% as a percentage of sales primarily because of the addition of Filofax's expenses.

     NET INTEREST EXPENSE. Because of an increase in the Company's long-term debt, which was incurred to finance the acquisition of Filofax in the second quarter of fiscal 1999, net interest expense for the first quarter of fiscal 2000 was $2,144,000 compared with $33,000 for the first quarter of fiscal 1999.

     INCOME TAXES. Due primarily to the Company's inability to fully utilize its foreign tax credits, the Company's first quarter fiscal 2000 effective tax rate was 47.0%, compared with 38.0% for the first quarter of fiscal 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL. The Company's cash and cash equivalents at September 30, 1999 increased to $9,327,000 from $9,132,000 at June 30, 1999. During the quarter ended September 30, 1999, net cash of $1,107,000 and $770,000 provided by operating activities and financing activities, respectively, was offset by net cash of $1,708,000 used in investing activities.

     Of the $1,107,000 net amount provided by the Company's operating activities, $600,000 was provided by net income, $5,619,000 was provided by the provision for doubtful accounts and sales returns and other allowances, $3,081,000 was provided by depreciation and amortization, $1,850,000 was provided by an increase in accrued expenses and $1,667,000 was provided by a decrease in income taxes receivable. These amounts were partially offset by an increase of $8,526,000 in accounts receivable, an increase of $2,234,000 in inventories and a decrease of $1,499,000 in accounts payable.

     Accounts receivable (net) at September 30, 1999 increased by 8.0% from the fiscal 1999 year-end amount and by 35.8% from the September 30, 1998 amount primarily because of the continued lengthening of the average collection period of accounts receivable related to increased chargebacks on the part of certain of the Company's large customers that have been intensifying their focus on inventory management and secondarily because of the increase in sales.

     Inventories at September 30, 1999 increased by 6.3% from the fiscal 1999 year-end amount primarily because of a planned inventory build-up done in preparation for the Company's calendar year-end busy season. Compared with the September 30, 1998 amount, inventories increased by 14.0% primarily because of the inventories of Filofax; however, this increase was partially offset by a decrease in the Company's domestic inventories.

     The  $1,708,000 net amount used in the Company's  investing  activities was
used  to  acquire  primarily   machinery  and  equipment  and  secondarily  data
processing equipment and software.

     Of the $770,000 net amount used in the Company's financing activities, $2,954,000 was provided by borrowings under the line of credit, which amount was partially offset by $2,184,000 used to repay loan notes.

     BANK LOAN. On September 23, 1998, the Company entered into a $160,000,000 Revolving Loan Agreement (the "Loan Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). Effective November 24, 1998, this amount was voluntarily reduced to $145,000,000, and unamortized financing fees of approximately $84,000 were charged to interest expense. The loan facility was syndicated with a group of banks in December 1998. Borrowings bore interest either at floating rates based on the higher of Wells Fargo's prime rate and the Federal Funds Rate published by the Federal Reserve Bank of New York or at fixed rates calculated by reference to the interest rates at which Wells Fargo offers deposits in U.S. dollars in amounts approximately equal to the amount of the relevant loan and for a period of time comparable to the number of days the relevant loan remains outstanding, together with a margin. During the year ended June 30, 1999, the weighted-average interest rate was 8.25%. Under the terms of the Loan Agreement, the Company paid Wells Fargo a financing fee of $1,200,000. At September 30, 1999, the Company had $109,438,000 outstanding under this Loan Agreement and had outstanding letters of credit totaling approximately $40,000.

     On June 29, 1999, the Company obtained from the banks a waiver of the fixed charge coverage ratio and the funded debt ratio covenants for the quarter ended June 30, 1999. The waiver was subsequently extended through October 15, 1999. On October 12, 1999, the Company and the banks amended the Loan Agreement (the "Amended and Restated Loan Agreement"). The Amended and Restated Loan Agreement converts the entire outstanding revolving loan balance into a term loan portion of $90,400,000 and a revolving credit loan portion of $29,600,000. The term loan matures on September 30, 2001, and the revolving credit loan facility matures on October 9, 2000. The maturity date of the revolving credit loan facility will be automatically extended through September 30, 2001, provided that the Company achieves as of September 30, 2000 a minimum EBITDA, a minimum fixed charge coverage ratio and a maximum senior funded debt ratio, as defined in the amended agreement. As a result, unamortized financing fees due under the Loan Agreement of approximately $955,000 will be charged to interest expense in October 1999.

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

     Under the Amended and Restated Loan Agreement, the Company is obligated to pay certain fees, including an unused revolving loan commitment fee ranging from
37.50 to 67.50 basis points, which varies with the level of the funded debt ratio at the end of each fiscal quarter, payable quarterly in arrears; letter of credit fees ranging from 112.50 to 300.00 basis points which vary with the level of the funded debt ratio at the time the letter of credit is issued; and amendment and other standard fees which are currently estimated at approximately $1,500,000.

     FOREIGN CURRENCY. The Company has not incurred significant gains or losses from foreign currency exchange rate fluctuations. The continuing expansion of the Company's international operations could, however, result in larger gains or losses as a result of fluctuations in foreign currency exchange rates as those subsidiaries conduct business in whole or in part in foreign currencies. The Company's exposure to the impact of interest changes and foreign currency fluctuations has increased as a result of its acquisition of Filofax because the acquisition has significantly expanded the Company's international operations and because a portion of the debt incurred to fund the acquisition is in pounds Sterling. In September 1998, the Company entered into a call option with respect to the purchase of Filofax shares in the tender offer to limit the effect of exchange rate fluctuations. The Company does not trade in financial instruments nor does it enter into such contracts for speculative purposes.


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

     The Company currently estimates that total costs related to the year 2000 issue will be approximately $2,000,000 to $2,500,000, of which approximately $1,957,000 had been incurred as of September 30, 1999. The Company does not anticipate that the costs of these modifications and conversions will be material to its financial position or results of operations. Expenditures will be expensed or capitalized as appropriate. Although the Company believes its internal systems are year 2000 compliant, there can be no guarantee that any or all of the Company's systems are or will be year 2000 compliant, that the ultimate costs required to address the year 2000 issue will not exceed the amounts indicated above, or that the impact of any failure to achieve substantial year 2000 compliance will not have a materially adverse effect on the Company's financial condition.

     The Company has been surveying its vendors, customers and others on whom it relies to assess their state of year 2000 readiness. As of October 1, 1999, the Company has: defined Day Runner's year 2000 compliance definition; sent year 2000 questionnaires; advised critical suppliers and customers as to Day Runner's year 2000 readiness; and received responses from a portion of these parties. There can be no assurance, however, that the systems of any outside party on which the Company's systems rely will also be compliant or that any failure to be compliant in this area by one or more of these parties will not have an adverse effect on the Company's systems.

         SUPPLIERS OF RAW MATERIALS, PRODUCT COMPONENTS AND FINISHED GOODS. The Company has been assessing the year 2000 readiness of its significant suppliers. A large portion have responded that their year 2000 readiness plans are complete or that they plan to be year 2000 compliant prior to December 31, 1999.

         POTENTIAL MATERIALLY ADVERSE IMPACT AND CONTINGENCY PLANS. The failure of multiple significant suppliers to supply raw materials, product components, finished goods and ancillary goods for a prolonged period could substantially impair the Company's ability to ship product to its customers in a timely and reliable manner and could, thus, have a materially adverse effect on the Company's business. The Company does not have a basis at this time to determine whether such a scenario is likely to occur.

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

FORWARD LOOKING STATEMENTS

     With the exception of actual reported financial results and other historical information, the statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") constitute "forward-looking statements" within the meaning of the federal securities laws and involve a number of risks and uncertainties. Such statements are indicated by words or phrases such as "anticipate," "estimate," "project," "expect," "believes," "intends" and similar words or phrases. These forward looking statements are based on management's expectations as of the date set forth on the signature page of this document, and the Company does not undertake any obligation to update any of these statements.

     There can be no assurance that the Company's actual future performance will meet its expectations. The Company is subject to a number of risks, and its future operating results are difficult to predict and subject to significant fluctuations. These include but are not limited to: (1) the Company's efforts to controls costs may not prove sufficient to prevent future increases in operating expenses in dollars or as a percentage of sales; (2) the Company may not be able to counteract the effects of large customers' inventory tightening in any significant way and inventory tightening may continue beyond the end of calendar 1999 and well into the year 2000 and beyond, which may result in lower than expected sales and/or higher than expected product returns; and (3) the Company may not correctly anticipate the product mix of retailers' "just-in-time" inventory demands, resulting in the temporary unavailability of the products in demand by retailers and lower sales.

     Additional factors that may cause future results to differ materially from the Company's current expectations include, among others: the timing and size of orders from large customers; timing and size of orders for new products; competition, especially for retail shelf space; general economic conditions, especially the sustainability of the current economic expansion; the health of the retail environment; foreign exchange rate fluctuations; supply and manufacturing constraints; supplier performance; the Company's ability to meet its cash requirements to finance its operations and growth; changes in the Company's effective tax rate; and the potential disruptions to the Company's business from any lack of Year 2000 compliance on the part of the Company's customer and vendors. Among the effects of these factors may be: lower than anticipated sales; higher than anticipated product returns and/or excess inventory; negative effects on consumer purchases; lower than anticipated gross profit; higher than anticipated operating expenses; and lower than anticipated net income.

     For additional risks and more detailed explanations of factors that may cause the Company's results of operations to vary materially from current expectations, see the Company's Form 10-K for the year ended June 30, 1999 filed with the SEC.

ITEM 2A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The primary risk inherent in the Company's market sensitive instruments is the risk of loss resulting from interest rate fluctuations. The Company's term and revolving credit loans bear interest either at the Company's election at (i) the higher of the Agent Bank's prime rate or the Federal Funds Rate plus 50.00 basis points, plus an interest rate margin ranging from 12.50 to 200.00 basis points, or (ii) the applicable eurodollar rate plus an interest rate margin ranging from 112.50 to 300.00 basis points, depending on the level of the funded debt ratio at the end of each fiscal quarter. The table below provides information as of September 30, 1999 about the Company's long-term liability obligations that are sensitive to changes in interest rates, including principal cash flows by scheduled maturity, weighted-average interest rate and estimated fair value. The weighted-average interest rates presented are the actual rates as of September 30, 1999 as calculated under the terms of the Amended and Restated Loan Agreement.





                                                   PRINCIPAL MATURING IN FISCAL YEAR
                                                                                                                  FAIR
                        2000        2001        2002        2003         2004        THEREAFTER         TOTAL     VALUE
                        ----        ----        ----        ----         ----        ----------         -----     -----
                                                        (Dollars in thousands)

Term and revolving
  credit loans                                $109,438                                               $109,438   $109,438
Average interest rate                             8.20%

Other debt:
Loan notes            $  2,175                                            $262                        $ 2,437    $ 2,437
Average interest rate     4.80%


     The Company's future earnings and cash flows relating to market sensitive instruments are primarily dependent upon prevailing market interest rate. Based upon the Company's borrowing mix as of September 30, 1999, a 1% increase or decrease in the interest rates would increase or decrease pretax earnings and cash flow by approximately $1,100,000.

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


PART II --OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits

                  3.1 Certificate of Incorporation of the Registrant, as amended(1)

                  3.2      Bylaws of the Registrant(2)

                  10.2 Amended and Restated Loan Agreement dated as of September 30, 1999 among the Registrant, Day Runner UK plc, Filofax Limited, the Lenders named therein and Wells Fargo Bank, National Association, including Revolving and Term Loan Notes(3)

                  10.3     Fiscal 2000 Officer Bonus Plan

                  10.4 Amendment No. 1 to Day Runner Restated 401(k) Plan and Trust Agreement, effective as of October 1, 1999

                  27.1     Financial Data Schedule

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.






(1) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on May 15, 1998.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-19835) filed with the Commission on August 5, 1993.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19835) filed with the Commission on October 14, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Date:  November 15, 1999

                                              DAY RUNNER, INC.



                                              By:     /s/ JAMES E. FREEMAN JR.
                                                      --------------------------
                                                       James E. Freeman, Jr.
                                                       Chief Executive Officer



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