Form 10-Q
period 1999-12-31
DAY RUNNER INC
filed 2000-02-14
CIK 853102

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                .
                               ---------------    ---------------

                         Commission file number 0-19835

                                DAY RUNNER, INC.
             (Exact name of registrant as specified in its charter)

      DELAWARE                                                95-3624280
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

                                  Yes |X| No|_|

         Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date:

       Class                   Number of Shares Outstanding at February 11, 2000
---------------------------    -------------------------------------------------
Common Stock, $0.001 par value                    11,910,845






                                DAY RUNNER, INC.

                                      INDEX


                                                                                                     Page Reference


COVER PAGE.......................................................................................             1

INDEX    .......................................................................................              2

PART I -- FINANCIAL INFORMATION

         Item 1.     Consolidated Financial Statements

                     Consolidated Balance Sheets
                       December 31, 1999 and June 30, 1999.......................................             3

                     Consolidated Statements of Operations
                       Three and Six Months Ended December 31, 1999 and 1998.....................             4

                     Consolidated Statements of Cash Flows
                       Six Months Ended December 31, 1999 and 1998...............................             5

                     Notes to Consolidated Financial Statements..................................             6

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations...............................            12

PART II -- OTHER INFORMATION

         Item 4.     Submission of Matters to a Vote of Security Holders.........................            20

         Item 6.     Exhibits and Reports on Form 8-K............................................            20

SIGNATURES.......................................................................................            21




                        DAY RUNNER, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                      DECEMBER 31,       JUNE 30,
                                                                                          1999             1999
                                                                                      -----------      -----------
Current assets:
    Cash and cash equivalents......................................................   $   9,690        $   9,132
    Accounts receivable (less allowance for doubtful  accounts and sales returns and other allowances of $10,681 and $11,481 at
       December 31, 1999 and June 30, 1999, respectively)..........................      42,055           43,215
    Inventories....................................................................      38,878           42,361
    Prepaid expenses and other current assets......................................       5,026            4,506
    Income taxes receivable........................................................                          434
    Deferred income taxes..........................................................      11,189           11,189
                                                                                      ---------         --------
       Total current assets........................................................     106,838          110,837
    Property and equipment, net ...................................................      16,143           17,851
    Goodwill and other intangible assets (net of accumulated amortization of $3,220
       and $1,934 at December 31, 1999 and June 30, 1999, respectively)............      84,615           85,830
    Other assets (net of accumulated amortization of $447 and $410 at December 31,
        1999 and June 30, 1999, respectively)..    ................................       2,269            1,793
                                                                                      ----------       ---------
TOTAL  ............................................................................   $ 209,865        $ 216,311
                                                                                      ==========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Line of credit.................................................................   $   6,331
    Accounts payable...............................................................      16,367        $  18,722
    Accrued expenses...............................................................      24,608           19,547
    Income taxes payable...........................................................       3,919
    Loan notes.....................................................................                        2,077
                                                                                       --------         --------
       Total current liabilities...................................................      51,225           40,346
                                                                                       --------         --------
Long-term liabilities:
    Line of credit.................................................................      90,444          105,317
    Loan notes.....................................................................         257              251
                                                                                       --------         --------
       Total long-term liabilities.................................................      90,701          105,568
                                                                                       --------         --------

Commitments and contingencies

Stockholders' equity:
    Preferred stock (1,000,000 shares authorized; $0.001 par value; no shares issued or outstanding)......................................................
    Common stock (29,000,000  shares  authorized;  $0.001 par value;  13,728,633 shares issued and  11,910,845  shares  outstanding  at December 31, 1999;
       13,718,524 shares issued and 11,900,736 shares outstanding at
        June 30, 1999).............................................................          14               14
    Additional paid-in capital.....................................................      21,742           21,709
    Retained earnings..............................................................      58,985           61,078
    Accumulated other comprehensive income.........................................         556              954
    Treasury stock - At cost (787,858 shares at December 31, 1999 and
     June 30, 1999)................................................................      (13,358)         (13,358)
                                                                                       ---------        ---------
       Total stockholders' equity..................................................       67,939           70,397
                                                                                       ---------        ---------
TOTAL  ............................................................................    $ 209,865        $ 216,311
                                                                                       =========        =========


          See accompanying notes to consolidated financial statements.





                        DAY RUNNER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  Three Months Ended            Six Months Ended
                                                                     December 31,                  December 31,
                                                                ----------------------        --------------------
                                                                    1999        1998             1999       1998
                                                                ----------  ----------        --------    --------

Net sales....................................................   $  57,483   $  64,565          $109,336    $112,296
Cost of goods sold...........................................      31,459      33,506            57,430      58,366
                                                                ---------   ---------         ---------   ---------
Gross profit.................................................      26,024      31,059            51,906      53,930
                                                                ---------   ---------         ---------   ---------

Operating expenses:
     Selling, marketing and distribution.....................      17,822      18,910            33,492      31,175
     General and administrative..............................       7,974       6,447            14,909      11,104
     Costs relating to activities associated
        with the Filofax acquisition.........................                   1,072                         1,072
                                                                ---------   ---------         ---------   ---------
     Total operating expenses................................      25,796      26,429            48,401      43,351
                                                                ---------   ---------         ---------   ---------

Income from operations.......................................         228       4,630             3,505      10,579
Net interest expense.........................................       3,823       1,356             5,967       1,389
                                                                ---------   ---------         ---------   ---------

(Loss) income before (benefit) provision for income taxes....      (3,595)      3,274            (2,462)      9,190
(Benefit) provision for income taxes.........................        (902)      1,244              (369)      3,491
                                                                ---------   ---------         ---------   ---------
Net (loss) income............................................   $  (2,693)  $   2,030         $  (2,093)  $   5,699
                                                                =========   =========         =========   =========

(Loss) earnings per common share:
     Basic...................................................   $   (0.23)  $    0.17        $    (0.18)   $  0.48
                                                                =========   =========        ==========    ========
     Diluted.................................................   $   (0.23)  $    0.16        $    (0.18)   $  0.45
                                                                =========   =========        ==========    ========
Weighted-average number of common shares outstanding:
     Basic...................................................      11,901      11,883            11,901      11,907
                                                                =========   =========         =========   =========
     Diluted.................................................      11,901      12,564            11,901      12,619
                                                                =========   =========         =========   =========




                 See accompanying notes to consolidated financial statements.





                        DAY RUNNER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                            Six Months Ended
                                                                                              December 31,
                                                                                             1999       1998
                                                                                             ----       ----
Cash flows from operating activities:
    Net (loss) income.............................................................        $ (2,093)    $ 5,699
    Adjustments to reconcile net (loss) income to net cash provided by (used in)
      operating activities:
       Depreciation and amortization..............................................           6,779       4,478
       Provision for doubtful accounts and sales returns and other allowances.....          13,827       4,582
       Loss on disposal of property and equipment.................................               2
       Changes in operating assets and liabilities, net of acquisition of business:
          Accounts receivable.....................................................         (12,282)     (6,052)
          Inventories.............................................................           3,668       5,882
          Prepaid expenses and other current assets...............................            (448)       (785)
          Income taxes receivable.................................................             434       2,646
          Accounts payable........................................................          (2,512)     (4,951)
          Accrued expenses........................................................           4,835       3,241
          Income taxes payable....................................................           3,825       1,398
                                                                                         ---------   ---------
Net cash provided by operating activities.........................................          16,035      16,138
                                                                                         ---------   ---------
Cash flows from investing activities:
    Acquisition of business.......................................................
(   88,764)
    Acquisition of property and equipment.........................................          (2,426)     (6,002)
    Other assets..................................................................          (1,667)       (385)
                                                                                         ---------   ----------
         Net cash used in investing activities....................................          (4,093)    (95,151)
                                                                                         ---------   ---------
Cash flows from financing activities:
    Net (repayments) borrowings under lines of credit.............................          (9,274)    102,146
    Repayment of loan notes.......................................................          (2,164)
    Net proceeds from issuance of common stock....................................              33         212
    Repurchase of common stock....................................................                      (1,274)
                                                                                         ---------   ----------
         Net cash (used in) provided by financing activities......................         (11,405)    101,084
                                                                                         ---------   ---------
Effect of exchange rate changes in cash and cash equivalents......................              21         259
                                                                                         ---------   ---------
Net increase in cash and cash equivalents.........................................             558      22,330
Cash and cash equivalents at beginning of period..................................           9,132       2,923
                                                                                         ---------   ---------
Cash and cash equivalents at end of period........................................       $   9,690   $  25,253
                                                                                         =========   =========

                 See accompanying notes to consolidated financial statements.

                        DAY RUNNER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998)


1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

         The accompanying consolidated balance sheet as of December 31, 1999, consolidated statements of operations for the three and six months ended December 31, 1999 and 1998 and consolidated statements of cash flows for the six months ended December 31, 1999 and 1998 are unaudited but, in the opinion of management, include all adjustments consisting of normal, recurring accruals necessary for a fair presentation of the financial position and the results of operations for such periods. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in the financial statements included herein are adequate to make the information therein not misleading. The financial statements included herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 1999, and the notes thereto, which are included in the Company's Annual Report on Form 10-K.

         The results of operations for the three and six months ended December 31, 1999 and 1998 are not necessarily indicative of the results for a full year. The seasonality of the Company's financial results and the unpredictability of the factors affecting such seasonality make the Company's quarterly and yearly financial results difficult to predict and subject to significant fluctuation.

         Certain reclassifications were made to the prior period financial statements to conform to the current period presentation.

2.  INVENTORIES

         Inventories consist of the following (in thousands):

                                            December 31,            June 30,
                                                1999                  1999
                                         ------------------      ---------

         Raw materials...................  $   10,184             $   12,026
         Work in process.................       3,017                  2,138
         Finished goods..................      25,677                 28,197
                                           ----------             ----------
                  Total..................  $   38,878             $   42,361
                                           ==========             ==========

3.  LINE OF CREDIT

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

         On October 12, 1999, the Company and the banks amended the Loan Agreement (the "Amended and Restated Loan Agreement"). The Amended and Restated Loan Agreement converts the entire outstanding revolving loan balance into a term loan portion of $90,444,000 and a revolving credit loan portion of $29,556,000. The term loan matures on September 30, 2001, and the revolving credit loan facility matures on October 9, 2000. The maturity date of the revolving credit loan facility will be automatically extended through September 30, 2001, provided that the Company achieves as of September 30, 2000 a minimum EBITDA, a minimum fixed charge coverage ratio and a maximum senior funded debt ratio, as defined in the amended agreement. As a result of the amendment of the Loan Agreement, unamortized financing fees due under the Loan Agreement of approximately $955,000 were charged to interest expense in October 1999. At December 31, 1999, the Company had $96,775,000 outstanding under this Loan Agreement and had outstanding letters of credit totaling approximately $406,000.

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

         The outstanding balances bear interest at the Company's election at either (i) the higher of the Agent Bank's prime rate or the Federal Funds Rate plus 50.00 basis points, plus an interest rate margin ranging from 12.50 to
200.00 basis points, or (ii) the applicable eurodollar rate plus an interest rate margin ranging from 112.50 to 300.00 basis points, depending on the level of the funded debt ratio at the end of each fiscal quarter. During the six months ended December 31, 1999, the weighted-average interest rate was 9.15%. The interest rate at December 31, 1999 was 9.11%.

         Under the Amended and Restated Loan Agreement, the Company is obligated to pay certain fees, which include: an unused revolving loan commitment fee ranging from 37.50 to 67.50 basis points, which varies with the level of the funded debt ratio at the end of each fiscal quarter, payable quarterly in arrears; letter of credit fees ranging from 112.50 to 300.00 basis points, which vary with the level of the funded debt ratio at the time the letter of credit is issued; and amendment and other standard fees of approximately $1,600,000, which were paid during the six months ended December 31, 1999.

4.  STOCKHOLDERS' EQUITY

         During the six months ended December 31, 1999, certain employees exercised options to purchase an aggregate of 10,109 shares of the Company's Common Stock for an aggregate of approximately $33,000.

5.  EARNINGS PER SHARE

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

                                                  THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                     DECEMBER 31,                                 DECEMBER 31,
                                         ---------------------------------------    ----------------------------------
                                                1999                  1998                 1999                1998
                                         -----------------      ----------------    -----------------     ------------

NET (LOSS) INCOME                              $(2,693)           $  2,030              $(2,093)             $  5,699
                                               =======            ========              =======              ========


BASIC WEIGHTED-AVERAGE SHARES
   Weighted-average number of
     common shares outstanding                  11,901              11,883                11,901                11,907

EFFECT OF DILUTIVE SECURITIES
   Additional shares from the assumed
     exercise of options and warrants                0               3,047                     0                 2,952
   Shares assumed to be repurchased
     under the treasury stock method                 0             (1,949)                     0                (1,804)
   Non-qualified tax benefit                         0               (417)                     0                  (436)
                                               -------            --------              --------              --------

DILUTED WEIGHTED-AVERAGE SHARES
   Weighted-average number of
     common shares outstanding and
     common share equivalents                   11,901              12,564                11,901                12,619
                                              ========            ========              ========              ========

(LOSS) EARNINGS PER SHARE:

   Basic                                      $ (0.23)             $  0.17              $  (0.18)              $  0.48
                                              =======              =======              ========               =======

   Diluted                                    $ (0.23)             $  0.16              $  (0.18)              $  0.45
                                              =======              =======              ========               =======


         For the three and six months ended December 31, 1999, dilutive securities equivalent to approximately 2,831,000 and 2,390,000 shares, respectively, are not included as potential common share equivalents because they are antidilutive.



6.  COMPREHENSIVE INCOME

         Comprehensive (loss) income is summarized as follows (in thousands):

                                                                           SIX MONTHS ENDED DECEMBER 31,
                                                                            1999                  1998
                                                                         -----------           ----------
         Net (loss) income                                               $   (2,093)           $    5,699
         Foreign currency translation adjustment                               (398)                   35
                                                                         ----------            ----------
         Comprehensive (loss) income                                     $   (2,491)           $    5,734
                                                                         ==========            ==========

7.  SEGMENT INFORMATION

         The Company's operating segments have similar economic characteristics and, as such, the Company has aggregated six operating segments into a single reportable segment in conformity with Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information. The business activities of the Company's operating segment are the development, manufacturing and marketing of paper-based organizers for the retail market. In addition, the Company also develops, manufactures and markets a number of related organizing products including telephone/address books, business accessories, products for students and organizing and other wallboards.

         The Company groups its products into three categories: organizers and planners; their refills, which include calendars, other pages and accessories; and related organizing products. The following table sets forth, for the periods indicated, approximate Day Runner net sales by product category (in thousands):

                                                  THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                     DECEMBER 31,                                 DECEMBER 31,
                                         ---------------------------------------    ----------------------------------
                                                1999                  1998                 1999               1998
                                         -----------------      ----------------    -----------------     ------------
      Organizers and planners..........   $   26,692             $   26,230          $   47,872           $    43,298
      Refills..........................       24,381                 22,049              42,861                39,097
      Related organizing products......        6,410                 16,286              18,603                29,901
                                          ----------             ----------          ----------            ----------
         Total.........................   $   57,483             $   64,565          $  109,336           $   112,296
                                          ==========             ==========          ==========           ===========

8.   OPERATIONS IN FOREIGN COUNTRIES

         The following is a summary of the financial activity of the Company by geographical area (in thousands):

                                                          SIX MONTHS ENDED DECEMBER 31, 1999
                                   UNITED STATES           EUROPE           OTHER         ELIMINATIONS       TOTAL
                                   -------------         ----------        ----------     ------------     ---------

Net sales to unaffiliated entities   $   66,833           $ 32,511       $    9,992                        $ 109,336
Transfers between geographic areas        1,578                                 553        $  (2,131)
                                     ----------           --------       ----------        ---------       ---------
Net sales                            $   68,411           $ 32,511       $   10,545        $  (2,131)      $ 109,336
                                     ==========           ========       ==========        =========       =========

(Loss) income from operations        $   (1,398)          $  6,931       $      101        $  (2,129)      $   3,505
                                     ==========           ========       ==========        =========       =========


Long-lived assets                    $   88,252           $ 82,089       $    3,381        $ (70,695)      $ 103,027
                                     ==========           ========       ==========        =========       =========


                                                          SIX MONTHS ENDED DECEMBER 31, 1998
                                   UNITED STATES           EUROPE           OTHER         ELIMINATIONS       TOTAL
                                   -------------         ----------        ----------     ------------     ---------
Net sales to unaffiliated entities   $   86,658           $ 16,138       $    9,500                        $ 112,296
Transfers between geographic areas        2,644                               1,435        $  (4,079)
                                     ----------           --------       ----------        ---------       ---------
Net sales                            $   89,302           $ 16,138       $   10,935        $  (4,079)      $ 112,296
                                     ==========           ========       ==========        =========       =========

Income from operations               $    9,680           $  4,141       $      658        $  (3,900)      $  10,579
                                     ==========           ========       ==========        =========       =========

Long-lived assets                    $   86,819           $ 83,979       $    3,474        $ (67,552)      $ 106,720
                                     ==========           ========       ==========        =========       =========



9.  CONTINGENCIES

         In September 1999, two, and in October 1999, one additional, purported securities class action lawsuits were filed in the United States District Court for the Central District California (the "District Court") against the Company and certain of its officers and directors. The complaints alleged that the Company violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder through the misstatement of the Company's financial results of operations for the first through third quarters of fiscal 1999. These alleged misstatements purportedly consisted of improper accounting for manufacturing variances and other costs. The plaintiffs in all these actions purport to represent a class consisting of all purchasers of the Company's Common Stock between October 20, 1998 and August 31, 1999.

         On January 14, 2000, a consolidated amended complaint (the "Amended Complaint") was filed in the District Court against the Company and certain of its officers and directors. The Amended Complaint extended the time period for purported class members to include persons who purchased the Company's Common Stock between February 1, 1998 through August 31, 1999. In addition to the alleged misstatements included in the earlier complaints, the Amended Complaint alleges that the Company failed to make certain disclosures during this time period and that certain officers and directors sold shares of the Company's Common Stock during this period. As they did in the earlier complaints, the plaintiffs are seeking unspecified compensatory damages in the Amended Complaint. There has been no discovery in this action. Based on the allegations and the issues raised by the Amended Complaint, the Company believes it has meritorious defenses to the action and intends to defend it vigorously.

         The Company is not a party to any other litigation that, in the opinion of management, would reasonably be expected to have a materially adverse effect on the consolidated financial statements.

9.  STATEMENTS OF CASH FLOW

         Supplemental disclosure of cash flow information (in thousands):

                                                  SIX MONTHS ENDED DECEMBER 31,
                                                    1999                1998
                                                 ----------          ----------

             Cash paid during the period for:
               Interest                         $    4,168          $   1,217
               Income taxes, net of refunds
                  received                      $   (4,259)         $    (358)

         Supplemental disclosure of noncash investing and financing activities:

                As of December 31, 1998, the Company had purchased 1,400,000 shares of Filofax stock for approximately (pound)2,821,000 (approximately US $4,794,000) in lOAN notes that were issued to former shareholders of Filofax.

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

         Since the Company's introduction of the first Day Runner System organizer in 1982, the Company's revenues have been generated by sales primarily of organizers and planners and secondarily of refills. Since fiscal 1995, a majority of the Company's internally generated growth has resulted from sales of related organizing products. For a number of years, the Company focused the great majority of its product development, sales and marketing efforts on the U.S. office products channel, which accounted for 30.4% of second quarter fiscal 2000 net sales and 34.3% of net sales for the six months ended December 31, 1999, and the U.S. mass market channel, which accounted for 17.2% of second quarter fiscal 2000 net sales and 19.4% of net sales for the six months ended December 31, 1999. With the October 30, 1998 acquisition of Filofax, the Company substantially increased its distribution in markets outside the U.S., and sales to foreign customers accounted for 40.9% of second quarter fiscal 2000 net sales and 38.5% of net sales for the six months ended December 31, 1999.

RESTRUCTURING OF OPERATIONS

         For a number of quarters, the Company's results have been adversely affected by changes in the supply chain management practices of the large U.S. retailers that account for the bulk of the Company's U.S. sales. The Company believes that the U.S. retail environment has changed and that large U.S. retailers will continue to emphasize minimizing on-hand inventories and increasing inventory turns. On December 29, 1999, the Company announced that it is developing a plan to restructure its operations to substantially cut costs and allow the Company to operate more effectively and become profitable under these conditions. The Company's goals are to fully develop its restructuring plan and to complete the bulk of its restructuring by the end of the fiscal year. The Company expects a substantial loss in the March quarter, reflecting the effects of a number of factors, including the seasonality of its business, continued constraints on its U.S. sales and certain costs associated with the restructuring. In addition, the Company expects to incur other restructuring-related costs at some point before the end of fiscal 2000.



RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages that statement of operations items bear to net sales and the percentage change in the dollar amounts of such items.

                                                                                               Percentage Change
                                                                                               -----------------

                                                            Percentage of Sales               Three         Six
                                                            --------------------              Months      Months
                                                          Three                Six            Ended        Ended
                                                      Months Ended        Months Ended    December 31, December 31,
                                                      December 31,         December 31,       1998           1998
                                                    1999      1998       1999     1998       to 1999        to 1999
                                                    ----      ----       ----     ----       -------        -------

Net sales........................................  100.0%    100.0%     100.0%   100.0%       (11.0)%      (2.6)%
Cost of goods sold...............................   54.7      51.9       52.5     52.0         (6.1)       (1.6)
                                                   -----     -----      -----    -----        ------       ----
Gross profit.....................................   45.3      48.1       47.5     48.0        (16.2)       (3.8)
                                                   -----     -----      -----    -----        -----        ----
Operating expenses:
   Selling, marketing and distribution...........   31.0      29.3       30.6     27.8         (5.8)        7.4
   General and administrative....................   13.9      10.0       13.7      9.9         23.7        34.3
   Costs related to activities associated with the
        Filofax acquisition......................              1.6                 0.9        (100.0)    (100.0)
                                                   ----      -----      ---      -----        ------      -----
     Total operating expenses....................   44.9      40.9       44.3     38.6         (2.4)       11.6
                                                   -----     -----      -----    -----        -----       -----
Income from operations...........................    0.4       7.2        3.2      9.4        (95.1)      (66.9)
Net interest expense.............................    6.7       2.1        5.4      1.2        181.9       329.6
                                                   -----     -----      -----    -----        -----       -----
(Loss) income before (benefit) provision for
  income taxes                                      (6.3)      5.1       (2.2)     8.2       (209.8)     (126.8)
(Benefit) provision for income taxes.............   (1.6)      1.9       (0.3)     3.1       (172.5)     (110.6)
                                                   -----     -----      -----     ----       -------     ------
Net (loss) income................................   (4.7)%     3.2%      (1.9)%    5.1%      (232.7)%    (136.7)%
                                                    ====       ===       ====      ===       ======      ======

         The following tables set forth, for the periods indicated, the Company's approximate net sales by distribution channel and product category and as a percentage of total sales.


DISTRIBUTION CHANNEL:
                                      Three Months Ended December 31,              Six Months Ended December 31,
                                 ----------------------------------------    -------------------------------------
                                         1999                 1998                  1999                 1998
                                 -------------------  -------------------    ------------------  -----------------
                                                            (Unaudited; dollars in thousands)

Office products.................  $ 17,505   30.4%    $ 21,226   32.9%        $ 37,473   34.3%    $ 42,886   38.2%
Mass market.....................     9,871   17.2       18,139   28.1           21,217   19.4       37,787   33.6
Foreign customers...............    23,513   40.9       21,536   33.3           42,103   38.5       25,768   23.0
Other...........................     6,594   11.5        3,664    5.7            8,543    7.8        5,855    5.2
                                  --------   -----    --------  -----         --------   ----     --------   -----
   Total........................  $ 57,483   100.0%   $ 64,565  100.0%        $109,336  100.0%    $112,296  100.0%
                                  ========   =====    ========= =====         ========  =====     ========  =====

PRODUCT CATEGORY:

                                      Three Months Ended December 31,              Six Months Ended December 31,
                                 ----------------------------------------    -----------------------------------
                                         1999                 1998                  1999                 1998
                                 -------------------  -------------------    ------------------  ------------
                                                            (Unaudited; dollars in thousands)

Organizers and planners.........    $26,692    46.4%   $ 26,230     40.6%      $47,872     43.8%   $ 43,298     38.6%
Refills.........................     24,381    42.4      22,049     34.2        42,861     39.2      39,097     34.8
Related organizing products.....      6,410    11.2      16,286     25.2        18,603     17.0      29,901     26.6
                                    -------   -----    --------   ------      --------    -----    --------    -----
   Total........................    $57,483   100.0%    $64,565    100.0%     $109,336    100.0%   $112,296    100.0%
                                    =======   =====     =======    =====      ========    =====    ========    =====

THREE MONTHS ENDED DECEMBER 31,  1999 COMPARED WITH
THE THREE MONTHS ENDED DECEMBER 31,  1998

         Net Sales. Net sales consist of revenues from gross product shipments net of allowances for returns, rebates and credits. In the second quarter of fiscal 2000, net sales decreased by $7,082,000, or 11.0%, compared with the second quarter of fiscal 1999. The Company believes that the ongoing impact of inventory tightening on the part of certain of the large retailers that account for the bulk of the Company's U.S. net sales was the primary factor causing lower gross product shipments, higher returns and lower net sales for the quarter, particularly in the mass market channel.

         In the quarter ended December 31, 1999, net sales to the office products channel decreased by $3,721,000, or 17.5%, and net sales to mass market customers decreased by $8,268,000, or 45.6%. Because of the inclusion of Filofax's net sales for the entire fiscal 2000 second quarter compared with two months of the fiscal 1999 second quarter, net sales to foreign customers increased by $1,977,000, or 9.2%, and net sales to miscellaneous customers grouped together as "other," increased by $2,930,000, or 80.0%.

          Because of the inclusion of the additional month of Filofax's net sales, net sales of organizers and planners grew by $462,000, or 1.8%, and net sales of refills increased by $2,332,000, or 10.6%, in the quarter. Net sales of related organizing products decreased by $9,876,000, or 60.6%, because the Company had fewer related organizing products promotions in the mass market and discontinued its line of non-licensed appointment books after the fall 1998 selling season.

         Gross Profit. Gross profit is net sales less cost of goods sold, which is comprised of materials, labor and manufacturing overhead. Gross profit may be affected by, among other things, product mix, production levels, changes in vendor and customer prices and discounts, net sales volume and growth rate, sales returns and other allowances, purchasing and manufacturing efficiencies, tariffs, duties and inventory carrying costs. Gross profit as a percentage of net sales decreased from 48.1% in the second quarter of fiscal 1999 to 45.3% in the second quarter of fiscal 2000 primarily because of an increase in the provision for sales returns, which is based upon recent higher sales returns experience.

         Operating Expenses. Total operating expenses decreased by $633,000, or 2.4%, in the second quarter of fiscal 2000 compared with the second quarter of fiscal 1999 but increased as a percentage of net sales from 40.9% to 44.9%. Selling, marketing and distribution expenses decreased by $1,088,000 primarily because of the decrease in net sales and secondarily because of the Company's focus on controlling costs, but increased from 29.3% to 31.0% as a percentage of net sales due to the Company's decreased ability to absorb expenses as a result of the decline in U.S. net sales. General and administrative expenses increased by $1,527,000 and from 10.0% to 13.9% as a percentage of net sales because of the inclusion of Filofax's expenses for the entire second quarter of fiscal 2000 compared with two months of the quarter in fiscal 1999.

         Net Interest Expense. Net interest expense for the second quarter of fiscal 2000 was $3,823,000, compared with $1,356,000 for the second quarter of fiscal 1999, primarily because the Company's bank debt, which was principally incurred to finance the Filofax acquisition, was outstanding for the entire fiscal 2000 second quarter, compared with approximately six weeks of the second quarter of fiscal 1999.

         Income Taxes. The Company recorded an income tax benefit of $902,000 for the second quarter of fiscal 2000, compared with an income tax provision of $1,244,000 for the second quarter of fiscal 1999, and an effective tax rate of 25.1%, compared with 38.0%. The Company's tax benefit for the fiscal 2000 second quarter was lower than it otherwise would have been, however, because of the Company's inability to fully utilize its foreign tax credits and the pledging of the capital stock of Day Runner Hong Kong Ltd. as part of the security required by the Company's Amended and Restated Loan Agreement.

SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH
THE SIX MONTHS ENDED DECEMBER 31, 1998

         Net Sales. During the six months ended December 31, 1999, net sales decreased by $2,960,000, or 2.6%, primarily because of the ongoing impact of U.S. retailers' inventory tightening, which reduced gross product shipments and increased returns. Net sales to office products customers declined by $5,413,000, or 12.6%, and net sales to mass market customers decreased by $16,570,000, or 43.9%. Because of the inclusion of Filofax's net sales for the entire six months, compared with two months of the same period of fiscal 1999, net sales to foreign customers grew by $16,335,000, or 63.4%, and net sales to miscellaneous customers grouped together as "other" increased by $2,688,000, or 45.9%.

          Because of the inclusion of Filofax's net sales for the entire first six-months of fiscal 2000, net sales of organizers and planners increased by $4,574,000, or 10.6%, and net sales of refills grew by $3,764,000, or 9.6%. Net sales of related organizing products decreased by $11,298,000, or 37.8%, because the Company discontinued its line of non-licensed appointment books after the fall 1998 selling season and had fewer second fiscal quarter 2000 related organizing products promotions in the mass market.

         Gross Profit. Gross profit as a percentage of net sales decreased slightly from 48.0% in the first six months of fiscal 1999 to 47.5% in the first six months of fiscal 2000. A decline in the gross profit of the Company's U.S. operations resulting primarily from an increase in the provision for sales returns was partially offset by the inclusion of Filofax's higher gross profit for the entire six-month period ended December 31, 1999, compared with two months of the same period last year.

         Operating Expenses. Total operating expenses increased by $5,050,000, or 11.6%, in the first six months of fiscal 2000 compared with the first six months of fiscal 1999 and increased as a percentage of net sales from 38.6% to 44.3%. Selling, marketing and distribution expenses increased by $2,317,000 because of the inclusion of Filofax's expenses for the entire six months ended December 31, 1999, compared with two months of the same period last year. As a percentage of net sales, selling, marketing and distribution expenses increased from 27.8% to 30.6% because of the Company's decreased ability to absorb expenses as a result of the decline in U.S. net sales. General and administrative expenses increased by $3,805,000 and from 9.9% to 13.7% as a percentage of net sales because of the additional four months of Filofax's expenses.

         Net Interest Expense. Net interest expense for the first six months of fiscal 2000 was $5,967,000, compared with $1,389,000 for the first six months of fiscal 1999, primarily because the Company's bank debt, which was principally incurred to finance the Filofax acquisition, was outstanding for the entire six-month period ended December 31, 1999, compared with approximately six weeks of the same period last year.


         Income Taxes. The Company recorded an income tax benefit of $369,000 for the first six months of fiscal 2000, compared with an income tax provision of $3,491,000 for the first six months of fiscal 1999, and an effective tax rate of 15.0%, compared with 38.0%. The Company's tax benefit for the fiscal 2000 six months was lower than it otherwise would have been, however, because of the Company's inability to fully utilize its foreign tax credits and the pledging of the capital stock of Day Runner Hong Kong Ltd. as part of the security required by the Company's Amended and Restated Loan Agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

         General. The Company's cash and cash equivalents at December 31, 1999 increased to $9,690,000 from $9,132,000 at June 30, 1999. During the six months ended December 31, 1999, net cash of $16,035,000 provided by operating activities which was partially offset by net cash of $11,405,000 and $4,093,000 used in financing activities and investing activities, respectively.

         Of the $16,035,000 net amount provided by the Company's operating activities, $13,827,000 was provided by the provision for doubtful accounts and sales returns and other allowances, $6,779,000 was provided by depreciation and amortization, $4,835,000 was provided by an increase in accrued expenses and $3,825,000 was provided by an increase in income taxes payable. These amounts were partially offset by an increase of $12,282,000 in accounts receivable and a decrease of $2,512,000 in accounts payable.

         Accounts receivable (net) at December 31, 1999 decreased by 2.7% from the fiscal 1999 year-end amount and by 13.4% from the December 31, 1998 amount primarily because of the decrease in U.S. sales.

         Inventories at December 31, 1999 decreased by 8.2% from the fiscal 1999 year end amount and by 12.2% from the December 31, 1998 amount primarily because of the Company's improved inventory management.

         Of the $4,093,000 net amount used in the Company's investing activities, $2,426,000 was used to acquire primarily machinery and equipment and secondarily data processing equipment and software, and $1,667,000 was used by an increase in other assets.

         Of  the  $11,405,000  net  amount  used  in  the  Company's   financing
activities, $9,274,000 was repaid on the line of credit and $2,164,000 was used to repay loan notes incurred in connection with the Filofax acquisition.

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

         On October 12, 1999, the Company and the banks amended the Loan Agreement (the "Amended and Restated Loan Agreement"). The Amended and Restated Loan Agreement converts the entire outstanding revolving loan balance into a term loan portion of $90,444,000 and a revolving credit loan portion of $29,556,000. The term loan matures on September 30, 2001, and the revolving credit loan facility matures on October 9, 2000. The maturity date of the revolving credit loan facility will be automatically extended through September 30, 2001, provided that the Company achieves as of September 30, 2000 a minimum EBITDA, a minimum fixed charge coverage ratio and a maximum senior funded debt ratio, as defined in the amended agreement. As a result of the amendment of the Loan Agreement, unamortized financing fees due under the Loan Agreement of approximately $955,000 were charged to interest expense in October 1999. At December 31, 1999, the Company had $96,775,000 outstanding under this Loan Agreement and had outstanding letters of credit totaling approximately $406,000.

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

         The outstanding balances bear interest at the Company's election at either (i) the higher of the Agent Bank's prime rate or the Federal Funds Rate plus 50.00 basis points, plus an interest rate margin ranging from 12.50 to
200.00 basis points, or (ii) the applicable eurodollar rate plus an interest rate margin ranging from 112.50 to 300.00 basis points, depending on the level of the funded debt ratio at the end of each fiscal quarter. During the six months ended December 31, 1999, the weighted-average interest rate was 9.15%. The interest rate at December 31, 1999 was 9.11%.

         Under the Amended and Restated Loan Agreement, the Company is obligated to pay certain fees, which include: an unused revolving loan commitment fee ranging from 37.50 to 67.50 basis points, which varies with the level of the funded debt ratio at the end of each fiscal quarter, payable quarterly in arrears; letter of credit fees ranging from 112.50 to 300.00 basis points, which vary with the level of the funded debt ratio at the time the letter of credit is issued; and amendment and other standard fees of approximately $1,600,000, which were paid during the six months ended December 31, 1999.

         Foreign Currency. Certain of the Company's international operations conduct business in whole or in part in foreign currencies, and this can result in significant gains or losses as a result of fluctuations in foreign currency exchange rates. The Company's exposure to the impact of foreign currency fluctuations increased as a result of the Filofax acquisition because the acquisition significantly expanded the Company's international operations. Included in general and administrative expenses in the consolidated statements of operations are approximately $583,000 and $371,000 of foreign exchange losses for the six months ended December 31, 1999 and 1998, respectively.

         A single currency called the euro was introduced in certain countries in Europe on January 1, 1999, but will not, at least for the foreseeable future, be introduced in the United Kingdom. The use of a single currency may affect the ability of Day Runner and other companies to price their products differently in various European markets. The Company is continuing to evaluate the impact of the single currency in these markets.

         Adequacy of Capital. The Company's liquidity is significantly dependent upon its continued compliance with the terms of the Amended and Restated Loan Agreement. These terms include, among others, payment of interest and principal when due and maintenance of certain financial ratios. There can be no assurance that the Company will be able to continue to comply with the terms of the Loan Agreement (see Note 3 to the Consolidated Financial Statements.) The Company believes that if it is able to continue to comply, cash flow from operations, vendor credit, its existing working capital and its term and revolving credit loans will be sufficient to satisfy the Company's anticipated cash requirements at least through fiscal 2000. Nonetheless, the Company may seek additional sources of capital as necessary or appropriate to finance the Company's growth or operations; however, there can be no assurance that such funds if needed will be available on favorable terms, if at all.

YEAR 2000

         The Year 2000 issue refers to the inability of certain computer systems, as well as certain hardware and equipment containing date-sensitive data, to recognize accurately dates commencing on or after January 1, 2000. To date the Company has not experienced any significant internal or external operational problems as a result of the commencement of Year 2000. Nevertheless, computer experts have warned that there may still be residual consequences stemming from the change in centuries, and, if these consequences become widespread or impact the Company's systems or the systems or operations of any third party on which the Company relies, there can be no assurance that such occurrence will not have an adverse effect on the Company's systems, operations and/or financial condition.

         As of December 31, 1999, the Company had incurred approximately $2,027,000 in total costs related to the Year 2000 issue, which have been expensed or capitalized as appropriate.

FORWARD LOOKING STATEMENTS

         With the exception of actual reported financial results and other historical information, the statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") constitute "forward-looking statements" within the meaning of the federal securities laws and involve a number of risks and uncertainties. Such statements are indicated by words or phrases such as "believes," "will," "plan," "goals," "project," "expect," "intends" and similar words or phrases. These forward looking statements are based on management's expectations as of the date set forth on the signature page of this document, and the Company does not undertake any obligation to update any of these statements.

           There can be no assurance that the Company's actual future performance will meet its expectations. The Company is subject to a number of risks, and its future operating results are difficult to predict and subject to significant fluctuations. These include but are not limited to: (1) the Company may not be able to counteract the effects of large customers' inventory tightening in any significant way, which may result in lower than expected sales and/or higher than expected product returns; (2) the Company may not correctly anticipate the product mix of retailers' "just-in-time" inventory demands, resulting in the temporary unavailability of the products in demand by retailers and lower sales; and (3) the Company's efforts to restructure may not prove sufficient to prevent future operating losses.

          Additional factors that may cause future results to differ materially from the Company's current expectations include, among others: the timing and size of orders from large customers; timing and size of orders for new products; competition, especially for retail shelf space; consumer demand; market acceptance of new products; general economic conditions, especially the sustainability of the current economic expansion; the health of the retail environment; foreign exchange rate fluctuations; supply and manufacturing constraints; supplier performance; the Company's continued ability to comply with the terms of its bank loan agreement and related ability to meet its cash requirements to finance its operations and growth; and changes in the Company's effective tax rate. Among the effects of these factors may be: lower than anticipated sales; higher than anticipated product returns and/or excess inventory; negative effects on consumer purchases; lower than anticipated gross profit; higher than anticipated operating expenses; and lower than anticipated net income.

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

PART II --OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On December 9, 1999, the Company held its 1999 Annual Meeting of Stockholders (the "Annual Meeting").

(b) At the Annual Meeting, the Company's stockholders elected the following persons as directors of the Company. The number of votes cast for each director, as well as the number of votes withheld, are listed opposite each director's name.

                           Name                    Votes
                           of                    Cast for                Votes
                         Director                Director               Withheld
                         --------                --------              --------

                      James E. Freeman, Jr.      9,824,158              550,426
                      James P. Higgins           9,824,358              550,226
                      Jill Tate Higgins          9,824,358              550,226
                      Charles Miller             9,824,358              550,226
                      Alan R. Rachlin            9,824,158              550,426
                      Mark A.  Vidovich          9,824,158              550,426
                      Boyd I. Willat             9,824,218              550,366
                      Felice Willat              9,824,358              550,226

(c) At the Annual Meeting, the stockholders approved, with 9,277,029 votes cast in favor, 852,109 votes cast against, 245,446 abstentions and 0 broker nonvotes, the amendment to the Company's 1995 Stock Option Plan to increase the aggregate number of shares authorized for issuance thereunder from 1,925,000 to 2,400,000 shares.

(d) At the Annual Meeting, with 10,374,384 votes cast in favor, 0 votes cast against and 200 abstentions, the stockholders ratified the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending June 30, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits

                  3.1 Certificate of Incorporation of the Registrant, as amended(1)

                  3.2      Bylaws of the Registrant(2)

                  10.1 Consulting Agreement effective November 22, 1999 between the Registrant and Mr. Alan R. Rachlin(3)

                  27.1     Financial Data Schedule

                  (b)      Reports on Form 8-K

                            No  reports  on Form 8-K  were  filed by the
                           Company during the quarter ended December 31, 1999.





(1) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on May 15, 1998.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-19835) filed with the Commission on August 5, 1993.
(3) Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 (a) of this Quarterly Report.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Date:  February 11, 2000

                                       DAY RUNNER, INC.



                               By:     /s/ JAMES E. FREEMAN JR.
                                       -----------------------------
                                          James E. Freeman, Jr.
                                           Chief Executive Officer



                               By:     /s/ DAVID A. WERNER
                                       ------------------------
                                            David A. Werner
                                             Executive Vice President, Finance
                                              and Chief Financial Officer