Form 10-Q
period 2000-03-31
DAY RUNNER INC
filed 2000-05-10
CIK 853102

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)
          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

                               2750 W. MOORE AVENUE
                            FULLERTON, CALIFORNIA 92833
              (Address and zip code of principal executive offices)

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

                                  Yes |X| No|_|

         Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date:

            Class                   Number of Shares Outstanding at  May 5, 2000
------------------------------     --------------------------------------------
Common Stock, $0.001 par value                     2,382,169



                                DAY RUNNER, INC.

                                      INDEX


                                                                                                      Page Reference

COVER PAGE.......................................................................................             1

INDEX    ........................................................................................             2

PART I -- FINANCIAL INFORMATION

         Item 1.     Consolidated Financial Statements

                     Consolidated Balance Sheets
                       March 31, 2000 and June 30, 1999..........................................             3

                     Consolidated Statements of Operations
                       Three and Nine Months Ended March 31, 2000 and 1999.......................             4

                     Consolidated Statements of Cash Flows
                       Nine Months Ended March 31, 2000 and 1999.................................             5

                     Notes to Consolidated Financial Statements..................................             6

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations...............................            12

PART II -- OTHER INFORMATION

         Item 4.     Submission of Matters to a Vote of Security Holders.........................            21

         Item 6.     Exhibits and Reports on Form 8-K............................................            21

SIGNATURES.......................................................................................            22




                        DAY RUNNER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                        MARCH 31,        JUNE 30,
                                                                                          2000             1999
                                                                                      -----------      ----------
Current assets:
    Cash and cash equivalents......................................................   $   8,598         $  9,132
    Accounts receivable (less allowance for doubtful accounts and sales returns and other allowances of $8,271 and $11,481 at
       March 31, 2000 and June 30, 1999, respectively).............................      16,107           43,215
    Inventories....................................................................      40,789           42,361
    Prepaid expenses and other current assets......................................       4,787            4,506
    Income taxes receivable........................................................                          434
    Deferred income taxes..........................................................      11,189           11,189
                                                                                      ---------         --------
       Total current assets........................................................      81,470          110,837
    Property and equipment, net ...................................................      14,451           17,851
    Goodwill and other intangible assets (net of accumulated amortization of $3,883
       and $1,934 at March 31, 2000 and June 30, 1999, respectively)...............      83,952           85,830
    Other assets (net of accumulated amortization of $692 and $410 at March
        31, 2000 and June 30, 1999, respectively)..................................       2,015            1,793
                                                                                       --------         --------
TOTAL  ............................................................................    $181,888         $216,311
                                                                                       ========         ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Line of credit.................................................................    $ 92,993
    Accounts payable...............................................................      10,773         $ 18,722
    Accrued expenses...............................................................      21,217           19,547
    Income taxes payable...........................................................       1,158
    Loan notes.....................................................................                        2,077
                                                                                      ---------         --------
       Total current liabilities...................................................     126,141           40,346
                                                                                      ---------         --------

Long-term liabilities:
    Line of credit.................................................................                      105,317
    Loan notes.....................................................................         254              251
                                                                                      ---------         --------
       Total long-term liabilities.................................................         254          105,568
                                                                                      ---------         --------

Commitments and contingencies

Stockholders' equity:
    Preferred stock (1,000,000 shares authorized; $0.001 par value; no shares issued or outstanding)......................................................
    Common stock  (29,000,000  shares  authorized;  $0.001 par value;  2,745,727 shares  issued  and  2,382,169  shares  outstanding  at March  31,  2000;
       2,743,705 shares issued and 2,380,147 shares outstanding at
        June 30, 1999).............................................................          14               14
    Additional paid-in capital.....................................................      21,742           21,709
    Retained earnings..............................................................      46,610           61,078
    Accumulated other comprehensive income.........................................         485              954
    Treasury stock - At cost (157,572 shares at March 31, 2000 and
     June 30, 1999)................................................................     (13,358)         (13,358)
                                                                                      ---------         --------
       Total stockholders' equity..................................................      55,493           70,397
                                                                                      ---------         --------
TOTAL  ............................................................................    $181,888         $216,311
                                                                                      =========         ========

                See accompanying notes to consolidated financial
                                  statements.



                        DAY RUNNER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  Three Months Ended             Nine Months Ended
                                                                       March 31,                     March 31,
                                                                ----------------------        ----------------
                                                                    2000        1999             2000       1999
                                                                ----------  ----------        ---------   ------

Net sales....................................................   $  29,976   $  36,216         $139,312    $148,512
Cost of goods sold...........................................      18,203      19,721           75,633      78,087
                                                                ---------   ---------         ---------   --------
Gross profit.................................................      11,773      16,495           63,679      70,425
                                                                ---------   ---------         ---------   --------

Operating expenses:
     Selling, marketing and distribution.....................      12,836      14,666           46,328      45,841
     General and administrative..............................       7,861       7,145           22,770      18,249
     Costs relating to activities associated
        with the Filofax acquisition.........................                                                1,072
     Facilities closure costs................................       3,030                        3,030
                                                                ---------   ---------        ---------   ---------
     Total operating expenses................................      23,727      21,811           72,128      65,162
                                                                ---------   ---------        ---------   ---------

(Loss) income from operations................................     (11,954)     (5,316)          (8,449)      5,263
Net interest expense.........................................       2,726       1,770            8,693       3,159
                                                                ---------   ---------        ---------   ---------

(Loss) income before (benefit) provision for income taxes....     (14,680)     (7,086)         (17,142)      2,104
(Benefit) provision for income taxes.........................      (2,305)     (2,638)          (2,674)        853
                                                                ---------   ---------        ---------   ---------
Net (loss) income............................................   $ (12,375)  $  (4,448)       $ (14,468)  $   1,251
                                                                =========   =========        =========   =========

(Loss) earnings per common share:
     Basic...................................................   $   (5.20)  $   (1.87)        $  (6.08)   $   0.53
                                                                =========   =========         ========    ========
     Diluted.................................................   $   (5.20)  $   (1.87)        $  (6.08)   $   0.50
                                                                =========   =========         ========    ========

Weighted-average number of common shares outstanding:
     Basic...................................................       2,382       2,380             2,381      2,381
                                                                =========   =========         =========   ========
     Diluted.................................................       2,382       2,380             2,381      2,495
                                                                =========   =========         =========   ========

















                See accompanying notes to consolidated financial
                                  statements.


                        DAY RUNNER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                                                                                          Nine Months Ended
                                                                                               March 31,
                                                                                         --------------------
                                                                                           2000        1999
                                                                                         --------    --------
Cash flows from operating activities:
    Net (loss) income.............................................................        $(14,468)    $ 1,251
    Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Depreciation and amortization..............................................           9,228       7,283
       Provision for doubtful accounts and sales returns and other allowances.....          17,214       8,576
       Loss on disposal of property and equipment.................................             861          18
       Changes in operating assets and liabilities, net of acquisition of business:
          Accounts receivable.....................................................          10,008      13,567
          Inventories.............................................................           1,617       6,881
          Prepaid expenses and other current assets...............................            (246)       (923)
          Income taxes receivable.................................................             452        (308)
          Accounts payable........................................................          (8,037)     (3,906)
          Accrued expenses........................................................           1,417      (3,241)
          Income taxes payable....................................................           1,101         905
                                                                                         ---------   ---------
Net cash provided by operating activities.........................................          19,147      30,103
                                                                                         ---------   ---------
Cash flows from investing activities:
    Acquisition of business.......................................................                     (90,364)
    Acquisition of property and equipment.........................................          (3,230)     (7,425)
    Other assets..................................................................             (35)        210
                                                                                         ---------   ---------
         Net cash used in investing activities....................................          (3,265)    (97,579)
                                                                                         ---------   ---------
Cash flows from financing activities:
    Net (repayments) borrowings under lines of credit.............................         (12,815)     79,647
    Repayment of loan notes.......................................................          (2,093)
    Borrowings under loan notes...................................................                       2,416
    Financing fees................................................................          (1,710)     (1,200)
    Net proceeds from issuance of common stock....................................              33         218
    Repurchase of common stock....................................................                      (1,491)
                                                                                         ---------   ---------
         Net cash (used in) provided by financing activities......................         (16,585)     79,590
                                                                                         ---------   ---------
Effect of exchange rate changes in cash and cash equivalents......................             169        (237)
                                                                                         ---------   ---------
Net (decrease) increase in cash and cash equivalents..............................            (534)     11,877
Cash and cash equivalents at beginning of period..................................           9,132       2,923
                                                                                         ---------   ---------
Cash and cash equivalents at end of period........................................       $   8,598   $  14,800
                                                                                         =========   =========
                See accompanying notes to consolidated financial
                                  statements.


                        DAY RUNNER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999)


1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

          The accompanying consolidated balance sheet as of March 31, 2000, consolidated statements of operations for the three and nine months ended March 31, 2000 and 1999 and consolidated statements of cash flows for the nine months ended March 31, 2000 and 1999 are unaudited but, in the opinion of management, include all adjustments consisting of normal, recurring accruals necessary for a fair presentation of the financial position and the results of operations for such periods. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in the financial statements included herein are adequate to make the information therein not misleading. The financial statements included herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 1999, and the notes thereto, which are included in the Company's Annual Report on Form 10-K.

         The results of operations for the three and nine months ended March 31, 2000 and 1999 are not necessarily indicative of the results for a full year. The seasonality of the Company's financial results and the unpredictability of the factors affecting such seasonality make the Company's quarterly and yearly financial results difficult to predict and subject to significant fluctuation.

         Certain reclassifications were made to the prior period financial statements to conform to the current period presentation.

2.  INVENTORIES

         Inventories consist of the following (in thousands):

                                             March 31,              June 30,
                                                2000                 1999
                                           -----------           -----------

         Raw materials...................  $    8,879             $   12,026
         Work in process.................       2,566                  2,138
         Finished goods..................      29,344                 28,197
                                           ----------             ----------
                  Total..................  $   40,789             $   42,361
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

         On October 12, 1999, the Company and the banks amended the Loan Agreement (the "Amended Loan Agreement"). The Amended Loan Agreement converted the entire outstanding revolving loan balance into a term loan portion of $90,444,000 and a revolving credit loan portion of $29,556,000. The term loan matures on September 30, 2001, and the revolving credit loan facility matures on October 9, 2000. The maturity date of the revolving credit loan facility could be automatically extended through September 30, 2001, provided that the Company achieves as of September 30, 2000 a minimum EBITDA, a minimum fixed charge coverage ratio and a maximum senior funded debt ratio, as defined in the amended agreement. The Company does not, however, anticipate that it will achieve these requirements and accordingly expects the revolving facility will terminate on October 9, 2000 unless the credit facility is further amended or renegotiated. As a result of the amendment of the Loan Agreement, unamortized financing fees due under the Loan Agreement of approximately $955,000 were charged to interest expense in October 1999. At March 31, 2000, the Company had $92,993,000 outstanding under the Amended Loan Agreement and had outstanding letters of credit totaling approximately $40,000.

         The Amended Loan Agreement is secured by the Company's assets and includes, among other things, financial covenants requiring the maintenance of a minimum fixed charge coverage ratio, EBITDA, stockholders' equity and current ratio, and a maximum senior funded debt coverage ratio and operating expenses to net sales ratio, as defined in the amended agreement. The Amended Loan Agreement also limits, among other things, the incurrence of liens and other indebtedness, mergers, consolidations, the sale of assets, annual capital expenditures, advances, investments and loans by the Company and its subsidiaries, dividends, stock repurchases and certain transactions with affiliates. It permits up to $10,000,000 of secured debt for currency hedging purposes and up to $1,500,000 of unsecured overdraft borrowings for foreign subsidiaries.

         The outstanding balances bear interest at the Company's election at either (i) the higher of the Agent Bank's prime rate or the Federal Funds Rate plus 50.00 basis points, plus an interest rate margin ranging from 12.50 to
200.00 basis points, or (ii) the applicable eurodollar rate plus an interest rate margin ranging from 112.50 to 300.00 basis points, depending on the level of the funded debt ratio at the end of each fiscal quarter. During the nine months ended March 31, 2000, the weighted-average interest rate was 9.14%. The interest rate at March 31, 2000 was 9.13%.

         Under the Amended Loan Agreement, the Company is obligated to pay certain fees, which include: an unused revolving loan commitment fee ranging from 37.50 to 67.50 basis points, which varies with the level of the funded debt ratio at the end of each fiscal quarter, payable quarterly in arrears; letter of credit fees ranging from 112.50 to 300.00 basis points, which vary with the level of the funded debt ratio at the time the letter of credit is issued; and amendment and other standard fees of approximately $1,700,000, which were paid during the nine months ended March 31, 2000.

         On March 31, 2000, the Company and its banks entered into a waiver agreement which modifies, for the period of the waiver agreement, the stockholders' equity covenant in the Amended Loan Agreement. In the waiver, the revolving credit loan facility was voluntarily reduced by $10,000,000 and the availability under the revolving facility for the duration of the waiver was limited to $5,000,000. The waiver expires as of June 1, 2000. Because the waiver continues for less than a one year period, the Company's bank debt is classified as short-term in its March 31, 2000 consolidated balance sheet. The Company is working with its banks to renegotiate the credit facility.

4.  STOCKHOLDERS' EQUITY

         During the nine months ended March 31, 2000, certain employees exercised options to purchase an aggregate of 2,022 shares of the Company's Common Stock for an aggregate of approximately $33,000.

5.  REVERSE STOCK SPLIT

         At a Special Meeting of the Company's stockholders held on April 25, 2000, the Company's stockholders approved a reverse stock split of the Company's outstanding shares of Common Stock. Following the stockholders' vote, the Board of Directors voted to amend the Company's Certificate of Incorporation to effect a one-for-five reverse stock split of each of the outstanding shares of Common Stock of the Company. This action was effective May 1, 2000. The reverse stock split was intended to help the Company comply with the Nasdaq minimum bid requirements to maintain its listing on the Nasdaq National Market. All common share and per share data has been retroactively restated to reflect the one-for-five reverse stock split in the accompanying consolidated financial statements. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Nasdaq National Market Listing.)

6.  (LOSS) EARNINGS PER SHARE

         Basic (loss) earnings per share are computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period. Diluted (loss) earnings per share are computed by dividing net (loss) income by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. The following reconciles the numerator and denominator of the basic and diluted per share computations for net (loss) income (in thousands, except per share amounts):

                                                  THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                       MARCH 31,                                    MARCH 31,
                                         ---------------------------------------    -----------------------------------
                                                2000                  1999                 2000               1999
                                         -----------------      ----------------    -----------------    --------------

NET (LOSS) INCOME                              $(12,375)          $(4,448)              $(14,468)             $  1,251
                                               ========           =======               ========              ========


BASIC WEIGHTED-AVERAGE SHARES
   Weighted-average number of
     common shares outstanding                   2,382               2,380                 2,381                 2,381

EFFECT OF DILUTIVE SECURITIES
   Additional shares from the assumed
     exercise of options and warrants                                                                              526
   Shares assumed to be repurchased
     under the treasury stock method                                                                             (339)
   Non-qualified tax benefit                                                                                      (73)
                                               -------            --------              --------              -------

DILUTED WEIGHTED-AVERAGE SHARES
   Weighted-average number of
     common shares outstanding and
     common share equivalents                    2,382               2,380                 2,381                 2,495
                                               =======            ========              ========              ========

(LOSS) EARNINGS PER SHARE:

     Basic                                     $(5.20)        $   (1.87)$               $  (6.08)             $   0.53
                                               ======         ==========                ========              ========

     Diluted                                   $(5.20)        $   (1.87)                $  (6.08)             $   0.50
                                               ======         ==========                =========             ========

         For the three and nine months ended March 31, 2000, dilutive securities equivalent to approximately 648,700 and 533,800 shares, respectively, and for the three months ended March 31, 1999, dilutive securities equivalent to 342,800 shares are not included as potential common share equivalents because they are antidilutive.

7.  COMPREHENSIVE INCOME

         Comprehensive (loss) income is summarized as follows (in thousands):

                                                     NINE MONTHS ENDED MARCH 31,
                                                      2000             1999
                                                    -----------      ----------
         Net (loss) income                          $  (14,468)      $  1,251
         Foreign currency translation adjustment          (469)           279
                                                    ----------       ----------
         Comprehensive (loss) income                $  (14,937)      $  1,530
                                                    ==========       ==========

8.  FACILITIES CLOSURE COSTS

          On December 29, 1999, the Company announced that it was developing a plan to restructure its operations to substantially cut costs. As part of this restructuring, the Company closed its Irvine headquarters and consolidated those activities into its Fullerton plant in mid-March. Additionally, the Company is in the process of closing its Filofax subsidiary's two manufacturing plants in the United Kingdom and moving those activities to subcontractors, a process that the Company expects to complete by fiscal year-end. As a result of these closures, the Company charged $3,030,000 to operating expenses during the quarter ended March 31, 2000, all of which is included in accrued expenses at March 31, 2000. Included in the facilities closure costs of $3,030,000 is approximately $825,000 in severance costs, which the Company expects to pay out during the quarter ending June 30, 2000. The remaining balance of approximately $2,205,000 represents a provision for estimated losses on the disposal of property and equipment and the cancellation of certain leases and contracts which the Company expects to substantially settle during the quarter ending June 30, 2000.

9.  SEGMENT INFORMATION

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

         The Company groups its products into three categories: organizers and planners; their refills, which include calendars, other pages and accessories; and related organizing products. The following table sets forth, for the periods indicated, approximate Day Runner net sales by product category (in thousands):




                                                  THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                       MARCH 31,                                    MARCH 31,
                                         ---------------------------------------    -----------------------------------
                                                2000                  1999                 2000               1999
                                         -----------------      ----------------    -----------------   ---------------



      Organizers and planners..........   $   13,124             $   16,733          $   60,996            $   60,031
      Refills..........................        9,023                 12,305              51,884                51,402
      Related organizing products......        7,829                  7,178              26,432                37,079
                                          ----------             ----------          ----------            ----------
         Total.........................   $   29,976             $   36,216          $  139,312            $  148,512
                                          ==========             ==========          ==========            ==========

10.  OPERATIONS IN FOREIGN COUNTRIES

         The following is a summary of the financial activity of the Company by geographical area (in thousands):

                                                           NINE MONTHS ENDED MARCH 31, 2000
                                                           --------------------------------
                                    UNITED STATES           EUROPE           OTHER         ELIMINATIONS           TOTAL
                                    -------------           ------           -----         ------------           -----

Net sales to unaffiliated entities   $   86,695           $ 37,233       $   15,384                          $  139,312
Transfers between geographic areas        1,885                                 677          $   (2,562)
                                     ----------           --------       ----------          ----------
Net sales                            $   88,580           $ 37,233       $   16,061          $   (2,562)     $  139,312
                                     ==========           ========       ==========          ==========      ==========

(Loss) income from operations        $   (7,735)          $  1,420       $      (39)         $   (2,095)     $   (8,449)
                                     ==========           ========       ==========          ==========      ==========

Long-lived assets                    $   86,658           $ 81,202       $    3,268          $  (70,710)     $  100,418
                                     ==========           ========       ==========          ==========      ==========

                                                           NINE MONTHS ENDED MARCH 31, 1999
                                                           --------------------------------
                                    UNITED STATES           EUROPE           OTHER         ELIMINATIONS           TOTAL
                                    -------------           ------           -----         ------------           -----

Net sales to unaffiliated entities   $  111,493           $ 23,097       $   13,922                          $  148,512
Transfers between geographic areas        2,912                               1,435          $   (4,347)
                                     ----------           --------       ----------          ----------
Net sales                            $  114,405           $ 23,097       $   15,357          $   (4,347)     $  148,512
                                     ==========           ========       ==========          ==========      ==========

Income from operations               $    1,557           $  4,239       $      569          $   (1,102)     $    5,263
                                     ==========           ========       ==========          ==========      ==========

Long-lived assets                    $   86,155           $ 83,346       $    3,454          $  (67,532)     $  105,423
                                     ==========           ========       ==========          ==========      ==========


11.  CONTINGENCIES

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

         In April 2000, the plaintiffs agreed in principle to dismiss the Amended Complaint without prejudice. Although no dismissal has yet been filed, plaintiffs have committed to file their dismissal prior to May 18, 2000.

         The Company is not a party to any other litigation that, in the opinion of management, would reasonably be expected to have a materially adverse effect on the consolidated financial statements.

12.  STATEMENTS OF CASH FLOW

         Supplemental disclosure of cash flow information (in thousands):

                                                    NINE MONTHS ENDED MARCH 31,
                                                       2000            1999
                                                    ----------      ----------

             Cash paid during the period for:
               Interest                             $  6,374         $  2,249
               Income taxes, net of refunds
                  received                          $ (4,111)       $   1,190

         Supplemental disclosure of noncash investing and financing activities:

                As of March 31, 1999, the Company had purchased 703,308 shares of Filofax stock for approximately (pound)1,477,000 (approximately US $2,438,000) in loan notes that were issued to former shareholders of Filofax.

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

         Since the Company's introduction of the first Day Runner System organizer in 1982, the Company's revenues have been generated by sales primarily of organizers and planners and secondarily of refills. Since fiscal 1995, a majority of the Company's internally generated growth has resulted from sales of related organizing products. For a number of years, the Company focused the great majority of its product development, sales and marketing efforts on the U.S. office products channel, which accounted for 33.6% of third quarter fiscal 2000 net sales and 34.1% of net sales for the nine months ended March 31, 2000, and the U.S. mass market channel, which accounted for 22.1% of third quarter fiscal 2000 net sales and 20.0% of net sales for the nine months ended March 31, 2000. With the October 30, 1998 acquisition of Filofax, the Company substantially increased its distribution in markets outside the U.S., and sales to foreign customers accounted for 33.2% of third quarter fiscal 2000 net sales and 37.4% of net sales for the nine months ended March 31, 2000.

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

         On December 29, 1999, the Company announced that it is developing a plan to restructure its operations to substantially cut costs.

          As part of this restructuring, the Company (i) flattened its organization and reduced headcount in January, 2000; (ii) closed its Irvine headquarters and consolidated those activities into its Fullerton plant in mid-March; and (iii) is in the process of closing its Filofax subsidiary's two manufacturing plants in the United Kingdom and moving those activities to subcontractors, a process that the Company expects to complete by fiscal year-end. The resulting severance costs of $401,000 and the facilities closure costs of $3,030,000 are included in third quarter fiscal 2000 operating expenses of which $3,149,000 is included in accrued expenses at March 31, 2000. Included in the facilities closure costs of $3,030,000 is approximately $825,000 in severance costs, which the Company expects to pay out during the quarter ending June 30, 2000. The remaining balance of approximately $2,205,000 represents a provision for estimated losses on the disposal of property and equipment and the cancellation of certain leases and contracts which the Company expects to substantially settle during the quarter ending June 30, 2000.

         The Company's goal is to complete the bulk of its restructuring by the end of the fiscal year. The Company expects a substantial loss in the June quarter, reflecting the effects of a number of factors, including continued constraints on its U.S. sales, the decision to eliminate some less profitable back-to-school promotional activity and additional restructuring costs.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages that statement of operations items bear to net sales and the percentage change in the dollar amounts of such items.


                                                                                               Percentage Change
                                                            Percentage of Sales               Three         Nine
                                                   -----------------------------------        Months       Months
                                                          Three               Nine            Ended        Ended
                                                      Months Ended        Months Ended       March 31,     March  31,
                                                        March 31,           March 31,         1999         1999
                                                   ---------------      --------------         to           to
                                                   2000       1999      2000      1999        2000         2000
                                                   ----       ----      ----      ----       -------      -------

Net sales........................................  100.0%    100.0%     100.0%   100.0%       (17.2)%      (6.2)%
Cost of goods sold...............................   60.7      54.5       54.3     52.6         (7.7)       (3.1)
                                                   -----     -----      -----    -----
Gross profit.....................................   39.3      45.5       45.7     47.4        (28.6)       (9.6)
                                                   -----     -----      -----    -----
Operating expenses:
   Selling, marketing and distribution...........   42.8      40.5       33.3     30.9        (12.5)        1.1
   General and administrative....................   26.3      19.7       16.3     12.3         10.0        24.8
   Costs related to activities associated with the
        Filofax acquisition......................                                               0.7      (100.0)
   Facilities closure costs......................   10.1                  2.2                  N/A          N/A
                                                   -----     ----       -----    -----
     Total operating expenses....................   79.2      60.2       51.8     43.9          8.8        10.7
                                                   -----     -----      -----    -----
(Loss) income from operations....................  (39.9)    (14.7)      (6.1)     3.5        124.9      (260.5)
Net interest expense.............................    9.1       4.9        6.2      2.1         54.0       175.2
                                                   -----     -----      -----    -----
(Loss) income before (benefit) provision for
  income taxes                                     (49.0)    (19.6)      (12.3)    1.4        107.2      (914.7)
(Benefit) provision for income taxes.............   (7.7)     (7.3)      (1.9)     0.6        (12.6)     (413.5)
                                                   -----     -----      -----    -----
Net (loss) income................................  (41.3)%   (12.3)%    (10.4)%    0.8%       178.2%    (1256.5)%
                                                   =====     =====      =====    =====

         The following tables set forth, for the periods indicated, the Company's approximate net sales by distribution channel and product category and as a percentage of total net sales.


DISTRIBUTION CHANNEL:
                                       Three Months Ended March 31,                 Nine Months Ended March 31,
                                 ----------------------------------------    ------------------------------------------
                                         2000                 1999                  2000                  1999
                                 -------------------  -------------------    ------------------     -------------------
                                                            (Unaudited; dollars in thousands)

Office products.................    $10,088    33.6%   $ 10,614     29.3%       $ 47,561   34.1%      $ 52,830   35.6%
Mass market.....................      6,616    22.1      10,123     27.9          27,833   20.0         48,958   33.0
Foreign customers...............      9,941    33.2      11,065     30.6          52,044   37.4         35,375   23.8
Other...........................      3,331    11.1       4,414     12.2          11,874    8.5         11,349    7.6
                                    -------   -----     -------     ----        --------   ----      ---------  -----
   Total........................    $29,976   100.0%    $36,216    100.0%       $139,312  100.0%      $148,512  100.0%
                                    =======   =====     =======    =====        ========  =====       ========  =====

PRODUCT CATEGORY:
                                       Three Months Ended March 31,                 Nine Months Ended March 31,
                                 ----------------------------------------    ------------------------------------------
                                         2000                 1999                  2000                  1999
                                 -------------------  -------------------    ------------------     -------------------
                                                         (Unaudited; dollars in thousands)

Organizers and planners.........    $13,124    43.8%   $ 16,733     46.2%      $60,996     43.8%   $ 60,031     40.4%
Refills.........................      9,023    30.1      12,305     34.0        51,884     37.2      51,402     34.6
Related organizing products.....      7,829    26.1       7,178     19.8        26,432     19.0      37,079     25.0
                                    -------   -----    --------   ------      --------    -----    --------    -----
   Total........................    $29,976   100.0%    $36,216    100.0%     $139,312    100.0%   $148,512    100.0%
                                    =======   =====     =======    =====      ========    =====    ========    =====

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH
THE THREE MONTHS ENDED MARCH 31, 1999

         Net Sales. Net sales consist of revenues from gross product shipments net of allowances for returns, rebates and credits. In the third quarter of fiscal 2000, net sales decreased by $6,240,000, or 17.2%, compared with the third quarter of fiscal 1999. For a number of quarters, the Company has been adversely affected by changes in the retail environment related to the supply chain management practices of its large U.S. customers. This "inventory tightening," which has resulted in lower gross shipments and increased returns, continued to constrain the Company's net sales in the fiscal 2000 third quarter. Other major factors causing lower net sales for the quarter include the reduction of certain kinds of promotional activity and the Company's decision to de-emphasize sales to certain less profitable distribution channels.

         In the quarter ended March 31, 2000, net sales to the office products channel decreased by $526,000, or 5.0%; net sales to mass market customers decreased by $3,507,000, or 34.6%, net sales to foreign customers decreased by $1,124,000, or 10.2%, and net sales to miscellaneous customers grouped together as "other," decreased by $1,083,000, or 24.5%.

         Net sales of organizers and planners declined by $3,609,000, or 21.6%, and net sales of refills declined by $3,282,000, or 26.7%. Net sales of related organizing products grew by $651,000, or 9.1%.

         Gross Profit. Gross profit is net sales less cost of goods sold, which is comprised of materials, labor and manufacturing overhead. Gross profit may be affected by, among other things, product mix, production levels, changes in vendor and customer prices and discounts, net sales volume and growth rate, sales returns and other allowances, purchasing and manufacturing efficiencies, tariffs, duties and inventory carrying costs. Gross profit as a percentage of net sales decreased from 45.5% in the third quarter of fiscal 1999 to 39.3% in the third quarter of fiscal 2000 primarily because lower volume decreased the Company's ability to absorb fixed costs and reduced production efficiency.

         Operating Expenses. Because of $3,030,000 in facilities closure costs resulting from the Company's ongoing restructuring of operations, total operating expenses increased by $1,916,000, or 8.8%, in the third quarter of fiscal 2000, compared with the third quarter of fiscal 1999. Without these costs, total operating expenses would have decreased by $1,114,000, or 5.1%. Selling, marketing and distribution expenses decreased by $1,830,000, or 12.5% primarily because of the Company's focus on controlling costs. General and administrative expenses increased by $716,000, or 10.0%, primarily because of higher general and administrative costs incurred by the Company's Filofax subsidiary.

         Net Interest Expense. Net interest expense for the third quarter of fiscal 2000 rose to $2,726,000, compared with $1,770,000 for the third quarter of fiscal 1999, primarily because of lower interest income due to lower cash balances on hand throughout the quarter.

         Income Taxes. The Company recorded an income tax benefit of $2,305,000 for the third quarter of fiscal 2000, compared with an income tax benefit of $2,638,000 for the third quarter of fiscal 1999, and an effective tax rate of 15.7%, compared with 37.2%. The Company's tax benefit for the fiscal 2000 third quarter was lower than it otherwise would have been, however, because of the Company's inability to fully utilize its foreign tax credits and the pledging of the capital stock of Day Runner Hong Kong Ltd. as part of the security required by the Company's Amended Loan Agreement.

NINE MONTHS ENDED MARCH 31, 2000 COMPARED WITH
THE NINE MONTHS ENDED MARCH 31, 1999

         Net Sales. During the nine months ended March 31, 2000, net sales decreased by $9,200,000, or 6.2%, primarily because of the ongoing impact of U.S. retailers' inventory tightening, which reduced gross product shipments and increased returns. Net sales to office products customers declined by $5,269,000, or 10.0%, and net sales to mass market customers decreased by $21,125,000, or 43.1%. Because of the inclusion of Filofax's net sales for the entire nine months, compared with five months of the same period of fiscal 1999, net sales to foreign customers grew by $16,669,000, or 47.1%, and net sales to miscellaneous customers grouped together as "other" increased by $525,000, or 4.6%.

         Because of the inclusion of Filofax's net sales for the entire first nine months of fiscal 2000, net sales of organizers and planners increased by $965,000, or 1.6%, and net sales of refills grew by $482,000, or 0.9%. Net sales of related organizing products decreased by $10,647,000, or 28.7%.

         Gross Profit. Gross profit as a percentage of net sales decreased from 47.4% in the first nine months of fiscal 1999 to 45.7% for the first nine months of fiscal 2000. A decline in the gross profit of the Company's U.S. operations resulting primarily from an increase in the provision for sales returns was partially offset by the inclusion of Filofax's gross profit for the entire nine-month period ended March 31, 2000, compared with five months of the same period of last year.

         Operating Expenses. Total operating expenses increased by $6,966,000, or 10.7%, in the first nine months of fiscal 2000 compared with the first nine months of fiscal 1999 and increased as a percentage of sales from 43.9% to 51.8%. The dollar increase resulted primarily from the inclusion of Filofax's expenses for the entire nine months ended March 31, 2000, compared with five months of the same period last year, and secondarily from $3,030,000 in facilities closure costs resulting from the Company's ongoing restructuring of its operations. Without the facilities closure costs, total operating expenses would have been 49.6% of sales.

         Selling, marketing and distribution expenses increased by $487,000, or 1.1%, and general and administrative expenses grew by $4,521,000, or 24.8%, because of the inclusion of Filofax's expenses for the entire nine-month period compared with five months of the same period last year. As a percentage of net sales, selling, marketing and distribution expenses increased from 30.9% to 33.3%, and general and administrative expenses increased from 12.3% to 16.3% because of the Company's decreased ability to absorb expenses as a result of the decline in U.S. net sales.

         Net Interest Expense. Net interest expense for the first nine months of fiscal 2000 was $8,693,000, compared with $3,159,000 for the first nine months of fiscal 1999, primarily because the Company's bank debt, which was principally incurred to finance the Filofax acquisition, was outstanding for the entire nine-month period ended March 31, 2000, compared with approximately four and one-half months of the same period last year. Additionally, as a result of the amendment of the Loan Agreement, unamortized financing fees due under the Loan Agreement of approximately $955,000 were charged to interest expense in October 1999 (see Note 3 to the Consolidated Financial Statements).

         Income Taxes. The Company recorded an income tax benefit of $2,674,000 for the first nine months of fiscal 2000, compared with an income tax provision of $853,000 for the first nine months of fiscal 1999, and an effective tax rate of 15.6%, compared with 40.5%. The Company's tax benefit for the fiscal 2000 nine months was lower than it otherwise would have been, however, because of the Company's inability to fully utilize its foreign tax credits and the pledging of the capital stock of Day Runner Hong Kong Ltd. as part of the security required by the Company's Amended Loan Agreement.

SEASONAL FLUCTUATIONS

         The Company has historically experienced and expects to continue to experience significant seasonal fluctuations in its sales and other financial results that it believes have resulted and will continue to result primarily from its customers' and users' buying patterns. These buying patterns have typically adversely affected orders for the Company's products from North American customers in the third quarter of each fiscal year and from customers outside North America in the third and fourth quarter of each fiscal year.

         Although it is difficult to predict the future seasonality of sales, the Company believes that future seasonality should be influenced at least in part by customer and user buying patterns substantially similar to those that have historically affected the Company. In addition, the Company expects that the changes in the supply chain management practices of its large U.S. customers and the Company's efforts to respond to those changes will reduce its back-to-school sales in the June quarter of fiscal 2000 and may exacerbate the Company's seasonality in the future. Quarterly financial results are also affected by new product introductions and line extensions, the timing of large orders, changes in product sales or customer mix, vendor and customer pricing, production levels, supply and manufacturing delays, large customers' inventory management and general industry and economic conditions. The seasonality of the Company's financial results and the unpredictability of the factors affecting such seasonality make the Company's quarterly and yearly financial results difficult to predict and subject to significant fluctuation.

LIQUIDITY AND CAPITAL RESOURCES

         General. The Company's cash and cash equivalents at March 31, 2000 decreased to $8,598,000 from $9,132,000 at June 30, 1999. During the nine months ended March 31, 2000, net cash of $19,147,000 was provided by operating activities which was partially offset by net cash of $3,265,000 and $16,585,000 used in financing activities and investing activities, respectively.

         Of the $19,147,000 net amount provided by the Company's operating activities, $17,214,000 was provided by the provision for doubtful accounts and sales returns and other allowances, $9,228,000 was provided by depreciation and amortization, $10,008,000 was provided by a decrease in accounts receivable, $1,617,000 was provided by a decrease in inventories, $1,417,000 was provided by a decrease in accrued expenses and $1,101,000 was provided by an increase in income taxes payable. These amounts were partially offset by a net loss of $14,468,000 and a decrease of 8,037,000 in accounts payable.

         Accounts receivable (net) at March 31, 2000 decreased by 62.7% from the fiscal 1999 year-end amount and by 35.5% from the March 31, 1999 amount primarily because of the decrease in U.S. sales and secondarily because of the improvement in the average collection period. The average collection period of accounts receivable at March 31, 2000 was 55 days, compared with 74 days at June 30, 1999 and 65 days at March 31, 1999.

         Inventories at March 31, 2000 decreased by 3.7% from the fiscal 1999 year end amount and by 5.0% from the March 31, 1999 amount primarily because of lower forecasted sales.

         Of  the  $3,265,000   net  amount  used  in  the  Company's   investing
activities, $3,230,000 was used to acquire primarily machinery and equipment and secondarily data processing equipment and software.

         Of the $16,585,000 net amount used in the Company's financing activities, $12,815,000 was repaid on the line of credit and $2,093,000 was used to repay loan notes incurred in connection with the Filofax acquisition and $1,710,000 was used for payment of financing fees in connection with the Amended Loan Agreement.

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

         On October 12, 1999, the Company and the banks amended the Loan Agreement (the "Amended Loan Agreement"). The Amended Loan Agreement converted the entire outstanding revolving loan balance into a term loan portion of $90,444,000 and a revolving credit loan portion of $29,556,000. The term loan matures on September 30, 2001, and the revolving credit loan facility matures on October 9, 2000. The maturity date of the revolving credit loan facility could be automatically extended through September 30, 2001, provided that the Company achieves as of September 30, 2000 a minimum EBITDA, a minimum fixed charge coverage ratio and a maximum senior funded debt ratio, as defined in the amended agreement. The Company does not, however, anticipate that it will achieve these requirements and accordingly expects the revolving facility will terminate on October 9, 2000 unless the credit facility is further amended or renegotiated. As a result of the amendment of the Loan Agreement, unamortized financing fees due under the Loan Agreement of approximately $955,000 were charged to interest expense in October 1999. At March 31, 2000, the Company had $92,993,000 outstanding under the Amended Loan Agreement and had outstanding letters of credit totaling approximately $40,000.

         The Amended Loan Agreement is secured by the Company's assets and includes, among other things, financial covenants requiring the maintenance of a minimum fixed charge coverage ratio, EBITDA, stockholders' equity and current ratio, and a maximum senior funded debt coverage ratio and operating expenses to net sales ratio, as defined in the amended agreement. The Amended Loan Agreement also limits, among other things, the incurrence of liens and other indebtedness, mergers, consolidations, the sale of assets, annual capital expenditures, advances, investments and loans by the Company and its subsidiaries, dividends, stock repurchases and certain transactions with affiliates. It permits up to $10,000,000 of secured debt for currency hedging purposes and up to $1,500,000 of unsecured overdraft borrowings for foreign subsidiaries.

         The outstanding balances bear interest at the Company's election at either (i) the higher of the Agent Bank's prime rate or the Federal Funds Rate plus 50.00 basis points, plus an interest rate margin ranging from 12.50 to
200.00 basis points, or (ii) the applicable eurodollar rate plus an interest rate margin ranging from 112.50 to 300.00 basis points, depending on the level of the funded debt ratio at the end of each fiscal quarter. During the nine months ended March 31, 2000, the weighted-average interest rate was 9.14%. The interest rate at March 31, 2000 was 9.13%.

         Under the Amended Loan Agreement, the Company is obligated to pay certain fees, which include: an unused revolving loan commitment fee ranging from 37.50 to 67.50 basis points, which varies with the level of the funded debt ratio at the end of each fiscal quarter, payable quarterly in arrears; letter of credit fees ranging from 112.50 to 300.00 basis points, which vary with the level of the funded debt ratio at the time the letter of credit is issued; and amendment and other standard fees of approximately $1,700,000, which were paid during the nine months ended March 31, 2000.

          On March 31, 2000, the Company and its banks entered into a waiver agreement which modifies, for the period of the waiver agreement, the stockholders' equity covenant in the Amended Loan Agreement. In the waiver, the revolving credit loan facility was voluntarily reduced by $10,000,000 and the availability under the revolving facility for the duration of the waiver was limited to $5,000,000. The waiver expires as of June 1, 2000. Because the waiver continues for less than a one year period, the Company's bank debt is classified as short-term in its March 31, 2000 consolidated balance sheet. The Company is working with its banks to renegotiate the credit facility.

         Foreign Currency. Certain of the Company's international operations conduct business in whole or in part in foreign currencies, and this can result in significant gains or losses as a result of fluctuations in foreign currency exchange rates. The Company's exposure to the impact of foreign currency fluctuations increased as a result of the Filofax acquisition because the acquisition significantly expanded the Company's international operations. Included in general and administrative expenses in the consolidated statements of operations are approximately $784,000 and $273,000 of foreign exchange losses for the nine months ended March 31, 2000 and 1999, respectively.

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

          Adequacy of Capital. The Company's liquidity is significantly dependent upon its continued compliance with the terms of the Amended Loan
Agreement and its ability to renegotiate or obtain waivers of terms and conditions of the Amended Loan Agreement. These terms presently include, among others, payment of interest and principal when due and maintenance of certain financial ratios. There can be no assurance that the Company will be able to continue to comply with the terms of the Amended Loan Agreement and/or obtain waivers of these or other terms in the agreement or renegotiate the credit facility (see Note 3 to the Consolidated Financial Statements.) The Company believes that if it is able to continue to comply and/or obtain the appropriate waiver(s) and/or renegotiate the facility, cash flow from operations, vendor credit, its existing working capital and its term and revolving credit loans will be sufficient to satisfy the Company's anticipated cash requirements at least through fiscal 2000. Nonetheless, the Company may seek additional sources of capital as necessary or appropriate to finance the Company's growth or operations; however, there can be no assurance that such funds if needed will be available on favorable terms, if at all.


         Nasdaq National Market Listing. The Company's Common Stock is currently traded on the Nasdaq National Market System (the "NMS"). In February and March of this year the Company was notified that it had failed to satisfy two listing requirements for the NMS: $5.00 minimum bid requirement and a minimum public float value of $15,000,000. The Company was given until May 17 and June 5, 2000, respectively, to achieve and maintain compliance with these requirements.

         In an effort to satisfy the minimum bid price requirement, the Board of Directors voted to recommend a reverse stock split of the Company's outstanding shares of Common Stock. At a Special Meeting of the Company's stockholders held on April 25, 2000, the Company's stockholders approved the reverse stock split. Following the stockholders' vote, the Board of Directors voted to amend the Company's Certificate of Incorporation to effect a one-for-five reverse stock split of each of the outstanding shares of the Company's Common Stock. The Company's Common Stock traded on the NMS on a post-split basis beginning May 1, 2000.

         The Company's Common Stock has failed to achieve or maintain a minimum bid of $5.00 since May 1, 2000 and accordingly, the Company plans to appeal this issue to the Nasdaq Listing Qualification Panel (the "Panel") pursuant to applicable Nasdaq rules. The hearing on the Company's appeal will stay the delisting pending the Panel's decision. There can be no assurance that the Panel will rule favorably on the Company's appeal. In the event that its appeal is unsuccessful, the Company anticipates that its Common Stock will be delisted shortly after the Panel's decision and its Common Stock will trade as a bulletin board stock following its delisting from NMS unless it is able to achieve and maintain the listing requirements for the Nasdaq Small Cap Market at such time.

         The Company's failure to maintain its NMS listing or qualify for the Nasdaq Small Cap Market could negatively impact its ability to raise capital in the future.

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

           There can be no assurance that the Company's actual future performance will meet its expectations. The Company is subject to a number of risks, and its future operating results are difficult to predict and subject to significant fluctuations. These include but are not limited to: (1) the Company may not be able to counteract the effects of large customers' inventory tightening in any significant way, which may result in lower than expected sales and/or higher than expected product returns; (2) the Company may not correctly anticipate the product mix of retailers' "just-in-time" inventory demands, resulting in the temporary unavailability of the products in demand by retailers and lower sales; (3) the Company's efforts to restructure may not prove sufficient to prevent future operating losses; and (4) the Company may not be able to obtain future waivers of the terms of its bank loan agreement and/or successfully renegotiate that agreement, and this would negatively affect the Company's ability to meet its cash requirements to finance its operations.

          Additional factors that may cause future results to differ materially from the Company's current expectations include, among others: the timing and size of orders from large customers; timing and size of orders for new products; competition from both other paper-based and technology-based organizing products and services; consumer demand; market acceptance of new products; general economic conditions, especially the sustainability of the current economic expansion; the health of the retail environment; foreign exchange rate fluctuations; supply and manufacturing constraints; supplier performance; and changes in the Company's effective tax rate. Among the effects of these factors may be: lower than anticipated sales; higher than anticipated product returns and/or excess inventory; negative effects on consumer purchases; lower than anticipated gross profit; higher than anticipated operating expenses; and lower than anticipated net income.

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



PART II --OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

(a)      See Note 11 to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) On April 25, 2000, the Company held a Special Meeting of Stockholders (the "Annual Meeting").

         (b)  At the Special Meeting,  the stockholders  approved,  with
              11,173,527 votes cast in favor, 143,517 votes cast against, 10,901 abstentions and 0 broker nonvotes, a reverse stock split of the Company's outstanding shares of Common Stock.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a)         Exhibits

            3.1 Certificate of Incorporation of the Registrant, as amended(1)

            3.2      Bylaws of the Registrant(2)

           27.1      Financial Data Schedule

         (b)         Reports on Form 8-K

                      No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.


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


                                          Date: May 9, 2000

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