Form 10-K
period 2000-06-30
DAY RUNNER INC
filed 2000-09-27
CIK 853102

                                      UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, DC 20549

                                        FORM 10-K


                  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                  / /     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE

                                  SECURITIES ACT OF 1934

                             COMMISSION FILE NUMBER 0-19835

                                    DAY RUNNER, INC.
                 (Exact name of registrant as specified in its charter)

        DELAWARE                                              95-3624280
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification Number)

              2750 W. MOORE AVE, FULLERTON, CALIFORNIA    92833
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

                                     YES /X/ NO / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on September 15, 2000 as reported on the OTC Bulletin Board, was approximately $1,540,000.

         The number of shares outstanding of the registrant's Common Stock on September 15, 2000 was 2,392,860.

                           DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement to be delivered to stockholders in connection with their Annual Meeting of Stockholders to be held on December 14, 2000 are incorporated by reference into Part III of this Annual Report.


                                      TABLE OF CONTENTS

 PART I                                                                     PAGE
 Item 1.       Business                                                       4

 Item 2.       Properties                                                    16

 Item 3.       Legal Proceedings                                             17

 Item 4.       Submission of Matters to a Vote of Security Holders           17

 PART II.

 Item 5.       Market for Registrant's Common Equity and Related             18
               Stockholder Matters

 Item 6.       Selected Financial Data                                       18

 Item 7.       Management's Discussion and Analysis of Financial             20
               Condition and Results of Operation

 Item 7A.      Quantitative and Qualitative Disclosures about Market Risk    31

 Item 8.       Financial Statements and Supplementary Data                   32

 Item 9.       Changes in and Disagreements with Accountants                 32
               on Accounting and Financial Disclosure

 PART III.

 Item 10.      Directors and Executive Officers of the Registrant            33

 Item 11.      Executive Compensation                                        33

 Item 12.      Security Ownership of Certain Beneficial Owners and           33
               Management

 Item 13.      Certain Transactions                                          33

 PART IV.

 Item 14.      Exhibits, Financial Statement Schedules, and Reports on       34
               Form 8-K

 Signatures                                                                  38

 Exhibit Index


                                           PART I

FORWARD LOOKING STATEMENTS

         With the exception of actual reported financial results and other historical information, the statements contained in this Annual Report on Form 10-K ("Annual Report") including, but not limited to, statements found in Item
1. "Business," Item 3. "Legal Proceedings," Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" constitute "forward looking statements" within the meaning of the federal securities laws and involve a number of risks and uncertainties. Such statements are based on current expectations and involve known and unknown risks and uncertainties and certain assumptions, referred to below, and are indicated by words or phrases such as "anticipate," "estimate," "project," "expect," "believes," "intends" and similar words or phrases. These forward looking statements are based on management's expectations as of the date set forth on the signature page of this document, and the Company does not undertake any obligation to update any of these statements.

           There can be no assurance that the Company's actual future performance will meet its expectations. The Company is subject to a number of risks and its future operating results are difficult to predict and subject to significant fluctuations. These include but are not limited to: (1) the Company's efforts to restructure may not prove sufficient to prevent future operating losses; (2) the Company may not be able to obtain future waivers of the terms of its bank loan agreement and/or successfully renegotiate that agreement and/or refinance existing loans, and this would severely impact the Company's ability to meet its cash requirements to finance its operations; (3) the Company may not correctly anticipate the product mix of retailers' "just-in-time" inventory demands, resulting in the temporary unavailability of the products in demand by retailers and lower sales; and (4) the Company may not be able to counteract the effects of large customers' inventory tightening in any significant way, which may result in lower than expected sales and/or higher than expected product returns.

          Additional factors that may cause future results to differ materially from the Company's current expectations include, among others: the timing and size of orders from large customers; timing and size of orders for new products; competition from both paper-based and technology-based organizing products and services; consumer demand; market acceptance of new products; general economic conditions, especially the sustainability of the current economic expansion; the health of the retail environment; foreign exchange rate fluctuations; supply and manufacturing constraints; supplier performance; and changes in the Company's effective tax rate. Among the effects of these factors may be: lower than anticipated sales; higher than anticipated product returns and/or excess inventory; negative effects on consumer purchases; lower than anticipated gross profit; higher than anticipated operating expenses; and lower than anticipated net income.

         Discussions of certain of these factors and other factors that may cause future results to differ materially from the Company's current expectations are contained in this document in "Risk Factors" under Item 1, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 and in "Quantitative and Qualitative Disclosures about Market Risk" under Item 7A.

ITEM 1.      BUSINESS

THE COMPANY


         Day Runner, Inc. ("Day Runner" or "the Company") develops, manufactures and markets organizing products to broad-based consumer audiences through retail channels. The Company is a leading developer, manufacturer, and marketer of paper-based organizers and related organizing products for the retail market.

         Day Runner markets its products under two major brands, Day Runner and Filofax-Registered Trademark-, and a number of sub-brands. The Company estimates its products occupy an aggregate of more than 900,000 linear feet of shelf space in more than 20,000 retail stores across the U.S. and approximately 6,000 retail stores in other markets around the world.

         The vast majority of the Company's sales are to resellers, with direct sales to organizations and to individuals accounting for a very small portion of sales. The Company markets its products to its customers in the U.S. through its own sales force and also makes selective use of manufacturers' representatives and the Internet. The Company markets its products outside the U.S. primarily through its subsidiaries and secondarily through independent distributors. The Company's domestic sales are primarily to the office products and mass market channels of distribution and are concentrated among relatively few major customers, including office products superstores Office Depot, Inc., OfficeMax, Inc. and Staples, Inc. and mass market retailers Wal-Mart and Kmart. Sales to the U.S. office products and mass market channels accounted for approximately 33% and 22%, respectively, of fiscal 2000 sales. With its October 1998 acquisition of Filofax Group plc, the Company substantially increased its focus on international markets. Sales to foreign customers accounted for approximately 37% of fiscal 2000 sales.

         The Company groups its products into three categories: organizers and planners (because the distinctions between organizers and planners have become blurred, except where otherwise specified, the terms "organizer" and "planner" are used interchangeably in this report); their refills, which include calendars, other pages and accessories; and related organizing products.

         The Company's organizers and planners are loose-leaf and spiral-bound time and information management systems that range from simple to sophisticated. The Company offers multiple product lines aimed at market segments ranging from students to women managing a home to business and professional people. Organizers and planners accounted for approximately 44% of Day Runner's fiscal 2000 sales.

         The great majority of the Company's organizers and planners are refillable. Refills, which include calendars, other pages and accessories, accounted for approximately 38% of sales in fiscal 2000.

         The Company's related organizing products include, among others: telephone/address books, business accessories, products for students from elementary school through college and organizing and other wall boards. Related organizing products accounted for approximately 18% of fiscal 2000 sales.

         All of the Company's current major product lines have been developed internally or by one of the companies Day Runner has acquired. The Company manufactures and assembles a portion of its products at its facilities and also uses foreign and domestic contractors to supply both product components and finished goods.

         Day Runner, Inc. was incorporated in California in 1980 and reincorporated in Delaware in 1993. Unless the context requires otherwise, all references to the "Company" or to "Day Runner" herein refer to Day Runner, Inc. and its consolidated subsidiaries. The Company's corporate headquarters are located at 2750 W. Moore Ave., Fullerton, California 92833 (phone number 714-680-3500).

         Day Runner, Filofax and Timeposters are registered trademarks of Day Runner, Inc. Business Manager, Home Manager, Microfile and org.board are trademarks of Day Runner, Inc.

BUSINESS STRATEGY

         Day Runner sells broad-based organizing products through retail distribution channels.

         NORTH AMERICA. Key elements of the Company's strategy for North America include: leveraging its brand names and distribution strength to optimize sales of existing products; to extend those product lines and to introduce new lines; conducting major marketing initiatives; and building distribution in additional channels, including the Web sites of brick-and-mortar retailers and cyber-retailers.

         OUTSIDE NORTH AMERICA. Key elements of the Company's strategy for markets outside North America include: further segmenting the market for organizers and planners; entering related organizing product categories; and building sales through the emerging mass market channel of distribution.

         E-COMMERCE. The Company believes many of its products are well suited for online sale via the Company's own Web site, those of its current retailers and, ultimately, those of cyber-retailers.

ACQUISITIONS AND DISPOSITIONS

         FISCAL 1999. In October 1998, Day Runner acquired Filofax Group plc ("Filofax"), a UK-based company traded on the London Stock Exchange. Filofax is a manufacturer and supplier of stationery products, including Filofax, Lefax and Microfile brand organizers, with sales primarily through retail channels. For a number of years, Filofax has been the leader in developing, manufacturing and marketing paper-based organizers in the UK retail market and has had a solid presence in a number of other key international markets. In addition to its core organizer business, Filofax markets business forms and high-end pens.

         With the Filofax acquisition, Day Runner substantially increased its presence in international markets. Filofax's sales for its fiscal year ended March 31, 1998 were approximately $63.3 million, with 86%, or approximately $54.6 million, to markets outside the U.S. At the time of the acquisition, Filofax had wholly owned sales subsidiaries in France, Germany, Hong Kong, Sweden, Denmark, the UK and the U.S.

         FISCAL 1998. Day Runner acquired Ultima Distribution, Inc., its Toronto-based Canadian distributor; Ram Manufacturing, Inc. ("Ram"), a developer, manufacturer and marketer of wall boards, headquartered in Little Rock, Arkansas; and Timeposters-Registered Trademark-, Inc., a Toronto-based developer, manufacturer and marketer of planning and presentation products, including laminated wall planners. These three small companies were acquired in July 1997, October 1997 and February 1998, respectively. The Company has since combined Timeposters' manufacturing and distribution with Ultima's operations and named that subsidiary Day Runner Canada, Inc. In June 2000, the Company closed Ram and on July 3, 2000 sold the majority of the operating assets of Ram for approximately $456,000. Based on the sales price of the operating assets sold, the Company recorded a restructuring charge of approximately $4,432,000 at June 30, 2000.

SEEKING STRATEGIC ALTERNATIVES

         In July 1999, Day Runner announced that its Board of Directors had decided unanimously to seek possible strategic alternatives, which may include new equity partners, joint ventures, asset sales, additional financing and/or a potential sale of the Company. In addition, in a series of waiver agreements relating to its bank loan agreement, the Company has agreed to pursue the sale of substantial assets. Any proceeds from such a sale(s) will be used to reduce the Company's bank debt. Day Runner has retained the investment banking firm Wasserstein Perella & Co. to act as advisers in this process. There cannot be any assurance that a transaction will result from this process. (See "Risk Factors - Dependence on Loans".)

INDUSTRY OVERVIEW

         The Company's roots are in paper-based organizers and planners and their refills, and approximately 82% of the Company's fiscal 2000 sales were generated by this core business. In the past five years, however, the Company has diversified its product lines and now markets a number of related organizing products that help people become better organized in a variety of ways.

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

                  The Company groups all these products under the umbrella term "related organizing products." These products are generally either office supplies or school supplies. Others share features and functions with office and/or school supplies but are intended for use in the home. These products are generally marketed through the same channels as organizers.

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

          The Company's products address these concerns about time management and productivity. The Company targets potential first-time organizer users and existing users who may need refills or replacements for their organizers. The Company's expansion into related products that provide other ways for people to become better organized offers the Company an opportunity to reach a broader consumer base. The Company's goal is to offer one or more products that appeal to and meet the organizing needs of virtually every consumer, no matter what that individual's income, occupation or age, in the U.S. and in key markets around the world.

         INDUSTRIES MARKETING SIMILAR OR SUBSTITUTE PRODUCTS. Day Runner's products have features, functions or components in common with products in a number of other industries. The Company's market overlaps to a limited extent that of companies marketing products and services designed to improve group and individual productivity and to upgrade management skills. In addition, electronic organizers, personal information management ("PIM") software and Internet-resident organizers are designed to fill many of the same needs addressed by paper-based organizers. (SEE ITEM 1. "BUSINESS - COMPETITION.")

         SUPPLY CHAIN MANAGEMENT. The Company's primary channels of distribution are office products and the mass market. As part of their supply chain management, retailers in these channels have been substantially tightening their inventories, with the goals of reducing on-hand inventories and increasing inventory turns. Retailers' methods of accomplishing these goals vary but generally include the following, among others: selling down inventory until they reach their new, lower target levels; giving promotions a shorter time on the shelf to sell through to consumers; and returning merchandise they might otherwise have ultimately sold. This inventory tightening may manifest itself in a number of ways that can reduce the Company's sales and increase its costs, including but not limited to, retailers' reductions of on-hand supplies of the Company's products; retailers' reduction of everyday selection of the Company's products; accelerated and increased product returns; unexpected cancellations of commitments for product; and reductions in minimum and average order quantities, with potentially related increases in the frequency of orders and the Company's associated costs of distribution.

PRODUCTS

         Day Runner's products are designed to help people of all ages and in all walks of life become better organized. The Company aims its products at various segments of a broad-based consumer audience. The goal is to offer consumers in each target market a broad choice of organizing products and good value for their money.

         Day Runner's product development programs emphasize (i) identifying unmet consumer needs and developing organizing products to meet those needs and
(ii) extending the Company's existing product lines. All the Company's current major product lines have been developed internally or by one of the companies Day Runner has acquired. The Company monitors its existing products for continued viability, needed enhancements, improvements in quality and potential reductions in cost.

         The Company's products include:

            -   Multiple lines of paper-based organizers and planners.

            -   Refills, which include calendars, other pages and accessories.

            -   Related organizing products.

         ORGANIZERS AND PLANNERS. The Company's organizers and planners are available in varying systems, sizes, styles, cover materials and colors and at a wide range of prices. These loose-leaf and spiral-bound "books" help users keep "Everything in One Place-TM-." For example, in addition to the traditional planner components of appointment calendar, telephone/address section and note pad, Day Runner System organizers include, among other things, pages for managing time and information, tracking expenses, establishing goals and planning projects. Some organizers also provide storage for cellular phones, pagers or electronic devices. Certain of the Company's organizers and planners are available in a number of languages.

         REFILLS. The majority of the Company's organizers, planners and telephone/address books and certain of its related organizing products are refillable. Users may customize their loose-leaf organizers and planners by choosing from a variety of additional pages and accessories. Day Runner brand refills range from Mileage Record and Things To Do pages to Currency/Checkbook Insert and a solar powered Calculator/Ruler. Filofax brand refills include such pages as Shopping List and Meetings Planner and such accessories as Diskette Holders and a variety of maps.

         RELATED ORGANIZING PRODUCTS. The Company's related organizing products include, among others: telephone/address books; appointment books; products for students ranging from elementary school through college; business accessories such as business card files; organizing and other wall boards, such as the patented Home Manager-TM-, Business Manager-TM-, org.board-TM- and a variety of bulletin boards, combination white boards/bulletin boards and laminated wall planners; and PC software designed to complement the Company's paper-based organizers and planners.

         The following table sets forth, for the periods indicated, approximate Day Runner sales by product category and as a percentage of total sales.


                                   FISCAL                 FISCAL                   FISCAL
          PRODUCTS                  2000                   1999                     1998
          --------            -----------------     -------------------     ------------------
(dollars in thousands)

Organizers and planners.      $  75,427   44.0%     $ 84,956     43.3%      $ 83,069     49.5%
Refills.................         65,373   38.1        64,279     32.8         51,876     30.9
Related organizing products      30,687   17.9        46,977     23.9         32,896     19.6
                              ---------  ------     --------    ------      --------    ------
      Total.............     $  171,487  100.0%     $196,212    100.0%      $167,841    100.0%
                              =========  ======     ========    ======      ========    ======


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

         During fiscal 2000 and 1999, the Company sold products to approximately 6,000 different customers. Customers accounting for 10% or more of the Company's fiscal 2000 sales were Wal-Mart Stores, Inc., including Sam's Clubs; Staples, Inc., Office Depot, Inc.; and OfficeMax, Inc.; including their affiliates. These customers accounted for approximately 17%, 13%, 11% and 10%, respectively, of fiscal 2000 sales.

         The following table sets forth, for the periods indicated, approximate Day Runner sales by distribution channel and as a percentage of total sales.

                                   FISCAL                 FISCAL                   FISCAL
    DISTRIBUTION CHANNEL            2000                   1999                     1998
    --------------------      -----------------     -------------------     ------------------
(dollars in thousands)

Office products channel.      $ 56,731    33.1%     $ 68,712     35.0%      $ 79,303     47.2%
Mass market.............        37,233    21.7        63,600     32.4         65,752     39.2
Foreign customers.......        63,604    37.1        49,456     25.2         12,182      7.3
Other channels..........        13,919     8.1        14,444      7.4         10,604      6.3
                              ---------  ------     --------    ------      --------    ------
      Total.............      $171,487   100.0%     $196,212    100.0%      $167,841    100.0%
                              =========  ======     ========    ======      ========    ======

                  U.S. SALES AND DISTRIBUTION. The Company's primary channels of domestic distribution are office products and the mass market, and the Company's products are carried by more than 20,000 retail outlets across the country. In fiscal 2000, the Company shipped directly to approximately 7,500 retail locations, to distribution centers serving approximately 17,600 retail locations and to approximately 100 wholesalers, each of which serves a number of dealers.

                  OFFICE PRODUCTS CHANNEL. Since 1987, Day Runner brand products have been broadly distributed through the office products channel.

                           OFFICE PRODUCTS SUPERSTORES. Since their emergence in 1986, office products superstores offering discount prices in a warehouse atmosphere have become a major force in office products distribution. The Company's products are carried by all the leading superstores, including Office Depot, Inc., OfficeMax, Inc. and Staples, Inc., and sales to these customers account for the bulk of the Company's sales in the U.S. office products channel.

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

                  MASS MARKET. Discount chains addressing the mass market have become an increasingly important factor in the distribution of a wide variety of consumer goods. The Company's products have been distributed through a number of mass market retailers, including: Wal-Mart and Kmart; a major wholesale club, Sam's Clubs; a number of discount drug chains, including Rite Aid Corp., Eckerd Drug and American Drug; and a variety of other mass market resellers.

                  FOREIGN. The Company's products are marketed internationally primarily through its foreign subsidiaries and secondarily through independent distributors. The Company has sales and marketing operations in Canada, Denmark, France, Germany, Hong Kong, Italy, Sweden and the United Kingdom.

                  Foreign retailers carrying the Company's products include both traditional, full-price retailers and emerging mass marketers. Filofax has strong distribution in a variety of channels in its home UK market and through high-end specialty shops and department stores in a number of other markets. For its Day Runner brand products, the Company has focused its sales and distribution efforts outside North America on developing distribution through emerging mass merchants in key markets.

                  OTHER. The Company also distributes its products through a number of additional channels, including book, department, gift, leather and luggage stores and other specialty retailers, to the U.S. Government and via the Internet. The Company's U.S. sales of its Filofax brand products are concentrated in many of these distribution channels.

MARKETING

         Day Runner markets its products to consumers to increase awareness of its brand names and of specific products, to communicate the benefits of its products, and to create and reinforce an image that its products enable the user to manage time and personal resources more effectively.

Packaging, merchandising, and promotions are designed to appeal to the consumer shopping in the retail store. The Company positions itself to retailers as the leader in the retail organizer market, a primary innovator in the category, and the source for well designed, good quality organizers, planners, and related organizing products at a wide range of price points and appropriate for both broad-based consumer target markets (Day Runner brand) and consumers looking for a prestige brand (Filofax brand).

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

         ADVERTISING AND PUBLIC RELATIONS. Day Runner participates with retailers in co-op advertising and periodically advertises in certain wholesale flyers and in trade publications. Public relations campaigns are another element in the Company's marketing strategy. The Company has from time to time conducted consumer advertising campaigns, primarily in business and lifestyle magazines, but generally does very little consumer advertising.

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

         USER SUPPORT. To encourage its current users to continue to purchase and recommend its products and their refills, the Company provides a toll-free consumer hotline in the U.S. that consumers may call for referral to conveniently located dealers that carry specific refills or accessories, for customer service, to contribute suggestions and to purchase products directly from the Company.

         DAYRUNNER.COM. In June 1999, the Company launched its substantially redesigned Internet site, dayrunner.com. Users may purchase certain of the Company's products online via this web site. The Company makes direct sales primarily as a service to its users.

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

         The Company's competitors also include companies marketing substitutes for paper-based organizer and planner products, such as electronic organizers, including Palm Pilot-TM- and Windows CE-TM- products, among others, PIM software and Internet-resident organizers.

         In addition, the Company competes indirectly in the U.S. and directly in certain foreign markets with companies marketing organizers and/or organizers coupled with time management training via direct sales to individuals and to organizations.

         The companies with which Day Runner competes vary by product category and geography. Each product category is competitive and subject to rapid change, and none of the lists of competitors provided here is intended to be all inclusive. The Company's competitors in paper-based organizers in North America include Day-Timer-Registered Trademark-, FranklinCovey-Registered Trademark-, Mead School and Office Products division of The Mead Corporation, including At-A-Glance-Registered Trademark-, and many leather goods manufacturers and companies manufacturing inexpensive, non-branded organizers overseas for sale in North America. Paper-based organizer competitors outside the U.S. vary from market to market, with none holding a dominant position in retail channels in multiple markets.

         The Company's North American competitors in telephone/address books are Mead, including its At-A-Glance division, and a number of companies marketing inexpensive imported products. The primary competitor marketing appointment books and calendars through retail channels in North America is Mead's At-A-Glance division. A number of U.S. calendar companies also produce laminated wall planners. Business accessories are marketed in North America by Day-Timer, Hazel-Registered Trademark- and many leather goods manufacturers, and wall board manufacturers include ACCO and Quartet Manufacturing Company.

         Day Runner believes that the current principal competitive factors in the product categories in which it participates are: distribution breadth, depth and strength; brand name recognition; product function, design, perceived quality and value; marketing capability; product development capability; breadth of product lines; financial resources; customer service; manufacturing/sourcing expertise; and price. In the organizer/planner category, the size and loyalty of a company's user base is also a key factor.

         The Company believes that it has a number of competitive strengths. Its products occupy significant retail shelf space. Its position as a leader in the retail organizer/planner market, leading brand names, ability to develop new products, broad product lines, marketing expertise, sourcing skill, large user base and the appeal of its products to consumers constitute additional competitive advantages. There can be no assurance, however, that the Company will be able to maintain or continue to benefit from its competitive advantages or that the competitive environment will not change to the Company's detriment.

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

         DAY RUNNER BRAND PRODUCTS.

                  ASIAN SUPPLIERS. The Company's Asian subcontractors manufacture and assemble a majority of its finished Day Runner brand products. Day Runner's Hong Kong subsidiary acts as liaison with the Asian suppliers of the Company's Day Runner brand products.

                  NORTH AMERICAN MANUFACTURING. The flexibility of internal and subcontracted North American manufacturing helps Day Runner meet unexpected demand and produce "fill-ins" near the end of a season. In addition, North American manufacturing is cost-effective for certain bulky products, where freight costs are a key concern. Day Runner manufactures a portion of its binders, assembles a portion of its finished products and does refill packaging at Day Runner de Mexico, S.A. de C.V., its wholly owned manufacturing subsidiary located in Tijuana, Mexico. The Company manufactures wallboards and laminated wall planners at its facility in Toronto, Canada and up until June 2000, the Company also used its Little Rock, Arkansas facility for such manufacturing. The Little Rock operation was closed in June 2000 and the majority of the operating assets were sold in July 2000.

         FILOFAX BRAND PRODUCTS. The Company's Filofax operations have also combined internal manufacturing with subcontracting and subcontract the production of certain product components and finished goods to Asian suppliers. Manufacturing in the UK has been limited in scope, consisting primarily of binder manufacture, book assembly and refill packaging, and the Company also outsources some assembly there. In the fourth quarter of fiscal 2000, the manufacturing operations in the UK were closed.

CUSTOMER SERVICE

         Large U.S. retailers' focus on lowering inventory and increasing inventory turns requires more efficient product replenishment systems as measured by these retailers. Day Runner recognizes that customer service is a vital link between itself and its key customers. (Note: This discussion does not include distribution in the U.S. of the Company's Filofax products, which is outsourced.)

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

         EDI. Day Runner receives more than 90% of domestic orders representing approximately 85% of domestic purchase order dollars via EDI (Electronic Data Interchange). Transaction sets handled via EDI include purchase orders, acknowledgments, invoices, advance ship notices, and debit/credit adjustments.

         WMS. The Company has implemented WMS (Warehouse Management System) software in its Nashville, Tennessee and Fullerton, California distribution centers. WMS controls a multitude of warehouse functions, including, among others: receiving; quality inspection; package labeling; cross docking; material storage; order picking; automated replenishment; trailer loading; routing; and inventory control. The Company believes WMS offers significant benefits, including higher productivity, increased inventory and shipping accuracy and more efficient facility utilization.

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

         COMPETITION. The paper-based organizer industry and the various related organizing products industries in which the Company participates are intensely competitive and subject to rapid change, with competition for retail shelf space of particular concern. The Company competes primarily with a number of companies that manufacture and market paper-based organizers and/or related organizing products through retail, mail order or other direct sales channels. The Company also competes with companies that manufacture and market substitutes for paper-based organizers (E.G., handheld electronic organizers such as Palm Pilot-TM-, Windows CE-TM- products, PIM software and Internet-resident organizers). Many of the Company's competitors have substantially greater financial, product development, technical, manufacturing and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not adversely affect the Company's sales growth or gross or operating margins. (SEE ITEM 1. "BUSINESS -COMPETITION.")

         CUSTOMER CONCENTRATION. The Company's sales have been, and very likely will continue to be, concentrated among a small number of customers. In fiscal 2000, sales to the Company's top four customers represented approximately 51% of sales, with sales to Wal-Mart Stores, Inc., Staples, Inc., Office Depot, Inc. and OfficeMax, Inc., including their affiliates, representing approximately 17%, 13%, 11% and 10%, of sales, respectively. As a result, the Company's financial results can be adversely affected by the business practices and actions of its large customers in a number of ways, including timing, size and mix of product orders and supply chain management. The loss of one or more of these customers or a shift in the demand by, distribution methods of or pricing to or terms of sale to one or more of these customers could materially adversely affect the Company. The Company has no written agreement or other enforceable understanding with any of these customers that relates to future purchases by such customers, and thus such purchases could be delayed, reduced or discontinued at any time. A termination or other adverse change in the Company's relationship with, an adverse change in the financial condition of, or a significant reduction in sales to one or more of its top customers could have a materially adverse effect on the Company. The write-off of any significant receivable due from delays in payment or return of product by these customers could also adversely impact the Company. (SEE ITEM 1. "BUSINESS -- SALES AND DISTRIBUTION.")

         DEPENDENCE ON CONTINUED DEMAND FOR PAPER-BASED AND OTHER LOW TECHNOLOGY ORGANIZING PRODUCTS. The Company's future results depend upon ongoing consumer demand for paper-based organizing products in general and the Company's products in particular. In recent years, technological advances have led to the proliferation of increasingly powerful portable laptop and "palmtop" computers and handheld electronic organizers, such as Palm Pilot. Although many of these products are currently more expensive and difficult to use than the Company's comparable paper-based products, technological advances are likely to improve the ease of use and functionality and to continue to reduce the cost of portable electronic products that contain features directly competitive with paper-based organizers and planners and with certain related organizing products. There can be no assurance that current consumer demand for paper-based and other low technology products will not decline or that the Company, alone or jointly with technology companies, will be able to successfully develop in a timely manner and market new paper-based or electronic products that will achieve market acceptance.


         DEPENDENCE ON LOANS. Under the Amended Loan Agreement and subsequent waiver agreements, the Company may borrow, subject to certain conditions, a maximum aggregate of approximately $115 million in bank loans. The Company's liquidity is dependent upon its continued ability to borrow under this loan facility, renegotiate this facility or obtain alternative financing. Since March 2000, the Company and the banks providing the credit facility have entered into a series of waiver agreements. These waiver agreements, which continue in effect through October 31, 2000, waive compliance with certain financial covenants and permit the Company to borrow funds under the loan facility subject to certain terms and conditions, including the Company's agreement to pursue the sale of substantial assets. The Company is working to renegotiate its loan facility but has no commitment for any additional financing after the expiration of the existing waiver agreement on October 31, 2000. There can be no assurance that the Company will be able to renegotiate the loan facility or obtain financing from other sources. Any future financing, if available, may involve restrictions on the manner in which the Company conducts its business. The Company's continued existence is dependent upon several factors including the Company's ability to renegotiate the terms and covenants of the loan agreement. (SEE ITEM
7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES BANK LOANS.")

         DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant extent upon certain of its officers and employees, the loss of the services of certain of whom could materially adversely affect the Company. The Company has no employment agreements with such persons. The Company's lack of profitability combined with strong job markets in areas where it does business may make it difficult to retain or replace employees.


         LACK OF PROFITABILITY. The Company has reported substantial losses over the last two fiscal years. Although the Company is in the process of implementing a substantial restructuring plan to return the Company to profitability, there can be no assurance that such a plan will be successful. The Company's difficulties in meeting its loan agreement covenants and financing needs, its recurring losses from operations and its negative working capital position raise substantial doubt about its ability to continue as a going concern.

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

         PRODUCT SUPPLY AND MANUFACTURING RISKS. The Company depends on outside foreign and domestic sources for the manufacture of a significant portion of its product components and finished products and subcontracts the production of all its printed materials. The Company's reliance on outside vendors subjects it to the risks of potential delays in the receipt, or shortfalls in the levels or quality, of products or components and of possible increases in its costs of goods sold caused by, among other things, increases in vendors' prices, trade tariffs, freight or duties. In addition, due to the large number of sizes, materials and styles of the Company's products and the inherent uncertainty of predicting customer demand levels, there is a risk that the Company may not be able to fulfill certain orders in a timely fashion, which may result in delayed shipments and/or lost business. The Company seeks to reduce certain of these risks by setting what it believes are appropriate safety stock inventory levels of its most popular products and most frequently used product components, having multiple or alternative supply sources for key product components and possessing the internal capability to manufacture and/or assemble many of its core products. Nonetheless, external or internal product or component supply or manufacturing delays, shortfalls or other problems or cost increases could adversely affect the Company's financial results. (SEE ITEM 1. "BUSINESS--MANUFACTURING.")

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

         As part of their supply chain management, retailers have been substantially tightening their inventories, with the goals of reducing on-hand inventories and increasing inventory turns. Retailers' methods of accomplishing these goals vary but generally can include the following, among others: selling down inventory until they reach their new, lower target levels; giving promotions a shorter time on the shelf to sell through to consumers; and returning other merchandise they might otherwise have ultimately sold. This inventory tightening may manifest itself in a number of ways that can reduce the Company's sales and increase its costs, including but not limited to, retailers' reductions of on-hand supplies of the Company's products; retailers' reduction of everyday selection of the Company's products; accelerated and increased product returns; unexpected cancellations of commitments for product; and reductions in minimum and average order quantities, with potentially related increases in the frequency of orders and the Company's associated costs of distribution.

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

          SEASONAL FLUCTUATIONS. The Company has historically experienced and expects to continue to experience significant seasonal fluctuations in its sales and other financial results that it believes have resulted and will continue to result primarily from its customers' and users' buying patterns. These buying patterns have typically adversely affected orders for the Company's products in the March and June quarters of each fiscal year.

         Although it is difficult to predict the future seasonality of sales, the Company believes that future seasonality should be influenced at least in part by customer and user buying patterns similar to those that have historically affected the Company. Quarterly financial results are also affected by new product introductions and line extensions, the timing of large orders, changes in product sales, vendor and customer pricing, production levels, supply and manufacturing delays, large customers' inventory management and/or product returns and general industry and economic conditions. The seasonality of the Company's financial results and the unpredictability of the factors affecting such seasonality make the Company's quarterly and yearly financial results difficult to predict and subject to significant fluctuation. (SEE ITEM
7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - QUARTERLY RESULTS.")

         SMALL SIZE. The Company believes that the retail environment, particularly in the U.S. and Canada, is increasingly comprised of very large retailers and suppliers and that the Company's relatively small size magnifies the effects upon it of shifts in this environment. In connection with the waiver agreements relating to its loan facility, the Company has agreed to pursue the sale of substantial assets. If a sale of such assets occurs, the Company believes that the risks associated with its small size will persist or increase.

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

         Day Runner holds numerous patents in the U.S. and certain foreign countries. The Company also has several United States and foreign patents pending. The patents the Company holds are related to improvements in the structure of and devices associated with its loose-leaf binders and its related organizing products. We have also been issued U.S. copyright registrations covering the text and the compilation and editing of data in certain of our products. Day Runner holds United States and foreign trademark registrations for a number of trademarks including "Day Runner" and "Filofax" and various logos.

EMPLOYEES

             At September 15, 2000, Day Runner had 841 full-time employees, including 155 in sales; 30 in marketing; 127 in executive, finance and administration; 24 in product development; and 505 in manufacturing operations and distribution. None of the Company's employees is represented by a labor union, and the Company has experienced no labor-related work stoppages.

ITEM 2.      PROPERTIES.

             Day Runner's principal operating facility is located in an approximately 221,000 square-foot building in Fullerton, California, under leases expiring in 2006. The leases include multiple, successive renewal options that, if exercised in full, would extend the lease terms to expire in 2011. The Company's former corporate headquarters occupied approximately 21,300 square feet in Irvine, California under a lease that expires in 2001. The Company moved from the Irvine, California building during fiscal 2000 and has subleased this building under a sublease agreement that expires in 2001. The Company's LaVergne, Tennessee distribution facility occupies an approximately 100,200 square-foot facility under a lease expiring in 2004. The lease includes multiple, successive renewal options that, if exercised in full, would extend the lease terms to expire in 2014. The Company's Canadian subsidiary occupies an approximately 40,220 square-foot facility under a lease expiring in 2008 that includes an option to extend the terms through 2013. The Company's Mexican subsidiary occupies an approximately 70,000 square-foot facility under a lease expiring in 2006 that includes options to extend the terms through 2016. Additionally, the Company's U.K. subsidiary's corporate headquarters occupy approximately 5,700 square feet in London, England under a lease expiring in 2003. The Company believes it has sufficient space in its facilities or will be able to lease additional space on acceptable terms to meet its needs for the foreseeable future. The Company's U.K. subsidiary's principal manufacturing operation was located in an approximately 23,300 square-foot facility in Burgess Hill, England, which is owned by the Company's U.K. subsidiary. During May 2000, the Company closed its manufacturing facility in Burgess Hill and is in the process of selling the land and buildings.

ITEM 3.      LEGAL PROCEEDINGS.

         In September 1999, two, and in October 1999, one additional, purported securities class action lawsuits were filed in the United States District Court for the Central District California (the "District Court") against the Company and certain of its officers and directors. The complaints alleged that the Company violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder through the misstatement of the Company's financial results of operations for the first through third quarters of fiscal 1999. These alleged misstatements purportedly consisted of improper accounting for manufacturing variances and other costs. The plaintiffs in all these actions purported to represent a class consisting of all purchasers of the Company's Common Stock between October 20, 1998 and August 31, 1999.

         On January 14, 2000, a consolidated amended complaint (the "Amended Complaint") was filed in the District Court against the Company and certain of its officers and directors. The Amended Complaint extended the time period for purported class members to include persons who purchased the Company's Common Stock between February 1, 1998 through August 31, 1999. In addition to the alleged misstatements included in the earlier complaints, the Amended Complaint alleged that the Company failed to make certain disclosures during this time period and that certain officers and directors sold shares of the Company's Common Stock during this period. As they did in the earlier complaints, the plaintiffs sought unspecified compensatory damages in the Amended Complaint.

         On May 15, 2000, the plaintiffs dismissed the Amended Complaint without prejudice.

         The Company is not a party to any litigation that, in the opinion of management, would reasonably be expected to have a materially adverse effect on the consolidated financial statements.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             (a) On April 25, 2000, the Company held a Special Meeting of Stockholders (the "Annual Meeting").
             (b) At the Special Meeting, the stockholders approved, with 11,173,527 votes cast in favor, 143,517 votes cast against, 10,901 abstentions and 0 broker nonvotes, a reverse one-for-five stock split of the Company's outstanding shares of Common Stock.

                                         PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS.

              Effective June 30, 2000, Day Runner's Common Stock began trading over-the-counter on the OTC Bulletin Board under the symbol "DAYR." The Company's stock previously traded on The Nasdaq National Market System. The table below shows the high and low closing sales prices for the Common Stock as reported on The Nasdaq Stock Market for the fiscal years ended June 30, 2000 and 1999. As of September 15, 2000, there were 209 recordholders of the Company's Common Stock based on information provided by the Company's transfer agent. All per share data have been retroactively restated to reflect the one-for-five reverse stock split.



                                   FISCAL YEAR                FISCAL YEAR
                                      2000                        1999
                                -----------------        ---------------------
             QUARTER              HIGH      LOW            HIGH         LOW
             -------              ----      ---            ----         ---
             First              $63 1/8   $41 7/8       $126  7/8     $84  3/8
             Second              44 3/8    18 3/4        112  1/2      59  3/8
             Third               19 1/16    6 1/4         70  5/16      5 17/8
             Fourth               9 1/16    1             65 15/16     48  1/8


       The Company has never paid cash dividends. It is the present policy of the Company to retain any earnings to pay down debt and improve the capital structure of the Company, and therefore the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Certain financial covenants in the Company's bank line of credit agreement restrict the Company's ability to pay cash dividends.

ITEM 6.      SELECTED FINANCIAL DATA.

         The selected consolidated statement of operations data for the fiscal years ended June 30, 2000, 1999 and 1998 and the consolidated balance sheet data at June 30, 2000 and 1999 are derived from, and are qualified in their entirety by reference to, the Company's audited consolidated financial statements and notes thereto included elsewhere in this Annual Report that have been audited by Deloitte & Touche LLP, independent auditors, as indicated in their report, which is also included elsewhere in this Annual Report. The selected consolidated statement of operations data for the fiscal years ended June 30, 1997 and 1996 and the consolidated balance sheet data at June 30, 1998, 1997 and 1996 are derived from audited consolidated financial statements of the Company that are not included herein.

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                          FISCAL
                                      ----------------------------------------------------------------------------------
                                          2000             1999             1998              1997               1996
                                      ------------    -------------    -------------     -------------      ------------
Net sales..........................    $ 171,487        $  196,212       $ 167,841         $  127,376        $  125,126
Cost of goods sold.................      103,274           108,087          80,663             60,452            59,920
                                       ---------        ----------       ---------         ----------        ----------
Gross profit.......................       68,213            88,125          87,178             66,924            65,206
                                       ---------        ----------       ---------         ----------        ----------
Operating expenses:
   Selling, marketing and
    distribution...................       61,213            62,180          43,193             31,673            29,878
    General and administrative.....       31,166            26,445          18,416             14,451            16,376
    Restructuring and
     impairment charges............       66,214
    Costs related to activities
     associated with the Filofax
     acquisition...................                          1,072
    Costs incurred in pursuing
     acquisitions..................                                                             1,451
                                       ---------        ----------       ---------         ----------        ----------
   Total operating expenses........      158,593            89,697          61,609             47,575            46,254
                                       ---------        ----------       ---------         ----------        ----------
(Loss) income from
   operations......................      (90,380)           (1,572)         25,569             19,349            18,952
Net interest expense (income)......       11,213             5,215            (172)            (1,301)             (706)
                                       ---------        ----------       ---------         ----------        ----------
(Loss) income before provision
   (benefit) for income taxes......     (101,593)           (6,787)         25,741             20,650            19,658
Provision (benefit) for
    income taxes...................        5,044            (2,789)          9,833              8,102             7,840
                                       ---------        ----------       ---------         ----------        ----------
Net (loss) income..................    $(106,637)       $   (3,998)      $  15,908         $   12,548        $   11,818
                                       =========        ==========       =========         ==========        ==========

(Loss) earnings per common share:
   Basic...........................    $  (44.79)       $    (1.68)      $    6.90         $     5.05        $     4.74
                                       =========        ==========       =========         ==========        ==========
   Diluted.........................    $  (44.79)       $    (1.68)      $    6.35         $     4.76        $     4.46
                                       =========        ==========       =========         ==========        ==========


Weighted average number of
   common shares outstanding:
   Basic...........................        2,381             2,379           2,307              2,486             2,494
                                       =========        ==========       =========         ==========        ==========
   Diluted.........................        2,381             2,379           2,505              2,636             2,650
                                       =========        ==========       =========         ==========        ==========

CONSOLIDATED BALANCE SHEET DATA:
   (IN THOUSANDS)

                                                                          JUNE 30,
                                      ----------------------------------------------------------------------------------
                                          2000             1999             1998              1997               1996
                                      ------------    -------------    -------------     -------------      ------------
Working (deficiency)
 capital....................           $  (68,879)      $  70,491        $  57,922         $   50,710        $    51,653
Total assets................               97,094         216,311          101,179             78,880             77,931
Short-term debt.............               99,271           2,077            2,716                452
Long-term liabilities.......                   45         105,568
Stockholders' (deficiency)
 equity.....................              (36,320)         70,397           74,532             59,484             59,498


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

OVERVIEW

         Since the Company's introduction of the first Day Runner System organizer in 1982, the Company's revenues have been generated primarily by sales of organizers and planners and secondarily of refills. For a number of years, the Company focused the majority of its product development, sales and marketing efforts on the U.S. office products channel and the U.S. mass market channel. With the October 30, 1998 acquisition of Filofax, the Company substantially increased its emphasis on markets outside the U.S. The office products channel, the mass market channel and sales to foreign customers accounted for 33.1%, 21.7% and 37.1%, respectively, of fiscal 2000 net sales.

         As discussed in Note 7 to the consolidated financial statements, at June 30, 2000, the Company would not have been in compliance with certain financial covenants of its loan agreement had the lenders not temporarily waived the covenants. The Company's difficulties in meeting its loan agreement covenants and financing needs, its recurring losses from operations and its negative working capital position raise substantial doubt about its ability to continue as a going concern. The Company is attempting to renegotiate the terms and covenants of the loan agreement but has no commitment for any additional financing after the expiration of the existing waiver agreement on October 31, 2000. The Company's continued existence is dependent upon several factors including the Company's ability to renegotiate the terms and covenants of the loan agreement.

         For a number of quarters, the Company's results have been adversely affected by changes in supply chain management practices of the large U.S. retailers that account for the majority of the Company's U.S. sales. The Company believes that the U.S. retail environment has changed and that large U.S. retailers will continue to emphasize minimizing on-hand inventories and increasing inventory turns. Other major factors causing lower sales include the reduction of certain kinds of promotional activity, the Company's decision to de-emphasize sales to certain less profitable channels and increased competition from substitutes for paper-based organizers.

         The Company's high degree of leverage coupled with its lower sales and profitability could have important consequences to the Company, including but not limited to the following: (i) the Company's ability to obtain necessary financing may be impaired in the future, (ii) a substantial portion of the Company's cash flow from operations must be used for debt service, thereby reducing the funds available for other purposes and (iii) the Company may be more vulnerable to economic or market downturns, be limited in its ability to withstand competitive pressures and be unable to attract and/or retain key personnel.

         The Company's near and long-term operating strategies are focused on stabilizing profitable sales volume in its retail markets, exploiting product innovation and promotions where appropriate profitability is achieved, and aggressively reducing costs to better position the Company to compete under current market conditions. The Company remains highly focused on providing products to the consumer of recognizable value, while removing any product and service costs not recognized or valued by the ultimate consumer. In addition, the Company is aggressively pursuing the elimination or sale of unproductive assets, as well as the potential sale of substantial assets, to reduce the Company's present debt burden.

         The Company is currently in negotiations to obtain long-term financing and expects that a loan agreement or an additional waiver agreement(s) will be negotiated with its existing bank group. Although there can be no assurance that the Company's restructuring and long-term financing efforts will be successful, the Company believes that the restructuring efforts presently underway will significantly improve its operating results and should increase the Company's ability to renegotiate the terms of its current debt.

         These business conditions have been considered in evaluating the recoverability and classification of recorded asset and liability accounts. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary should the entity be unable to continue as a going concern. (see
Note 10 to the Consolidated Financial Statements).

RESTRUCTURING OF OPERATIONS

         For a number of quarters, the Company's results have been adversely affected by changes in supply chain management practices of the large U.S. retailers that account for the bulk of the Company's U.S. sales. The Company believes that the U.S. retail environment has changed and that large U.S. retailers will continue to emphasize minimizing on-hand inventories and increasing inventory turns. As a result of this, on December 29, 1999, the Company announced that it was developing a plan to restructure its operations to substantially reduce costs.

         As part of this restructuring plan, the Company (i) reduced headcount; (ii) closed its Irvine, California headquarters and consolidated those activities into its Fullerton, California center; (iii) closed its manufacturing facility in the United Kingdom and moved those activities to subcontractors; (iv) closed its Little Rock, Arkansas manufacturing plant and sold certain of the Ram operating assets (see Note 2 to the Consolidated Financial Statements); (v) retained Crossroads, LLC, an interim management and financial advisory firm; (vi) discontinued approximately 600 products and
(vii) in August 2000, closed its Australian subsidiary and began distributing its products through a third party distributor in Australia. The Company plans to continue its restructuring plan through fiscal 2001.

         As a result of the restructuring activities in fiscal 2000, the Company recorded $13,895,000 in restructuring charges, which consist of $7,286,000 in facilities closure costs and the related write down of inventories, $4,278,000 in product line reduction costs and $2,331,000 in severance costs. Of the restructuring charges, $4,664,000 is included in restructuring and impairment charges and $9,231,000 is included in cost of goods sold in the accompanying consolidated statements of operations for the year ended June 30, 2000. During the fourth quarter of fiscal 2000, $10,865,000 of these restructuring charges were recorded. Included in accrued expenses at June 30, 2000 in the accompanying consolidated balance sheets is $1,220,000 of restructuring costs, of which $1,064,000 represents severance costs. The severance costs recorded during fiscal 2000 were the result of 193 terminations. The primary portion of the severance costs consists of payments to five former officers.

         In addition, during the fourth quarter of fiscal 2000, the Company decided to pursue the sale of substantial assets. As a result, the Company performed an impairment analysis and concluded that the carrying value of certain of these assets was in excess of their fair value. Fair value was estimated based on estimated proceeds less related selling costs. The proceeds were estimated using a variety of assumptions, and there can be no assurance that the actual proceeds will not differ significantly from these estimates. The amount in excess of fair value of $59,337,000 is recorded in restructuring and impairment charges in the accompanying consolidated statements of operations for the year ended June 30, 2000.

         Operations that would be eliminated due to the Company's pursuit of the sale of substantial assets, as part of the restructuring of operations, which are included in the consolidated financial statements as of and during the years ended June 30, are as follows (in thousands):


                                                        2000            1999
                                                     ----------      ---------
         Net sales                                    $ 60,333        $35,848
         (Loss) income from operations                 (58,735)         5,904
         Working capital                                10,129          7,568
         Long-term assets                               20,765         83,838


         There would be no impact on amounts reported in fiscal 1998.

         Finally, the Company performed an impairment analysis and concluded that the future undiscounted cash flows were below the carrying value of certain of its related long-lived assets that it intends to retain. Accordingly, the Company recorded a noncash impairment loss to adjust the carrying values of goodwill and other intangible assets and other assets to their estimated fair values, which were determined based on anticipated future cash flows discounted at a rate commensurate with the risks involved. Included in restructuring and impairment charges in the accompanying consolidated statements of operations is $2,213,000, of which $1,830,000 relates to goodwill and other intangible assets and $383,000 relates to a non-compete agreement.

RESULTS OF OPERATIONS

         The following tables set forth, for the periods indicated, the percentages that selected statement of operations items bear to sales and the percentage change in the dollar amounts of such items.


                                                               PERCENTAGE OF SALES
                                                      ---------------------------------------
                                                               YEARS ENDED JUNE 30,
                                                      ---------------------------------------
                                                        2000           1999            1998
                                                      --------       --------        --------

Net sales...........................................   100.0%         100.0%          100.0%
Cost of goods sold..................................    60.2           55.1            48.1
                                                      ------          -----           -----
Gross profit........................................    39.8           44.9            51.9
                                                      ------          -----           -----
Operating expenses:
   Selling, marketing and distribution..............    35.7           31.7            25.7
   General and administrative.......................    18.2           13.5            11.0
   Restructuring and impairment charges.............    38.6
   Costs related to activities associated with the
    Filofax acquisition.............................                    0.5
                                                      ------          -----           -----
    Total operating expenses........................    92.5           45.7            36.7
                                                      ------          -----           -----
(Loss) income from operations.......................   (52.7)          (0.8)           15.2
Net interest expense (income).......................     6.6            2.6            (0.1)
                                                      ------          -----           -----
(Loss) income before provision (benefit)
    for income taxes................................   (59.3)          (3.4)           15.3
Provision (benefit) for income taxes................     2.9           (1.4)            5.8
                                                      ------          -----           -----
Net (loss) income...................................   (62.2)%         (2.0)%           9.5%
                                                      ======          =====           =====

                                                                   PERCENTAGE CHANGE
                                                      ------------------------------------------
                                                        FISCAL 1999                FISCAL 1998
                                                            TO                         TO
                                                        FISCAL 2000                FISCAL 1999
                                                      ---------------            ---------------
Net sales...........................................      (12.6)%                       16.9%
Cost of goods sold..................................       (4.5)                        34.0
Gross profit........................................      (22.6)                         1.1
Operating expenses:
   Selling, marketing and distribution..............       (1.6)                        44.0
   General and administrative.......................       17.9                         43.6
   Restructuring and impairment charges.............      100.0
   Costs related to activities associated with the
    Filofax acquisition.............................     (100.0)                       100.0
    Total operating expenses........................       76.8                         45.6
(Loss) income from operations.......................    (5649.4)                      (106.1)
Net interest expense (income).......................      115.0                       3132.0
(Loss) income before provision
    (benefit) for income taxes......................    (1396.9)                      (126.4)
Provision (benefit) for income taxes................     (280.9)                      (128.4)
Net (loss) income...................................    (2567.3)                      (125.1)


FISCAL YEAR ENDED JUNE 30, 2000 COMPARED WITH FISCAL YEAR ENDED JUNE 30, 1999

         NET SALES. Net sales consist of revenues from gross product shipments net of allowances for returns, rebates and credits. In fiscal 2000, net sales decreased by $24,725,000, or 12.6%, compared with fiscal 1999. For a number of quarters the Company has been adversely affected by changes in the retail environment related to the supply chain management practices of its large U.S. customers. This "inventory tightening" which has resulted in lower gross shipments and increased returns, continued to constrain the Company's net sales in fiscal 2000. Other major factors causing lower net sales include the reduction of certain kinds of promotional activity and the Company's decision to de-emphasize sales to certain less profitable channels.

          During fiscal 2000, net sales to mass market customers decreased by $26,367,000, or 41.5%; the office products channel decreased by $11,981,000, or 17.4%; and net sales to miscellaneous customers grouped together as "other," decreased by $525,000, or 3.6%. These decreases were partially offset by an increase in net sales to foreign customers of $14,148,000, or 28.6% due to the inclusion of Filofax sales for the entire twelve months ended June 30, 2000 compared with the eight months in the fiscal year ended June 30, 1999.

         Net sales of related organizing products decreased by $16,290,000, or 34.7%; net sales of organizers and planners decreased by $9,529,000, or 11.2%; and net sales of refills increased by $1,094,000, or 1.7%.

              GROSS PROFIT. Gross profit is net sales less cost of goods sold, which is comprised of materials, labor, and manufacturing overhead. Gross profit may be affected by, among other things, product mix, production levels, changes in vendor and customer prices and discounts, sales volume and growth rate, sales returns and other allowances, purchasing and manufacturing efficiencies, tariffs, duties, and inventory carrying costs. Gross profit as a percentage of net sales decreased from 44.9% in fiscal 1999 to 39.8% in fiscal 2000 due primarily to costs associated with the write down of inventory at closed facilities and secondarily to costs associated with the discontinuance of certain products, in connection with the Company's restructuring plan. Included in cost of sales in fiscal 2000 is approximately $4,930,000 in cost associated with the write down of inventories at closed facilities (see Note 10 to the Consolidated Financial Statements) and approximately $4,278,000 in cost associated with the discontinuance of approximately 600 products (see
Note 3 to the Consolidated Financial Statements), which the Company discontinued during the year as part of its restructuring plan.

         OPERATING EXPENSES. Total operating expenses increased from $89,697,000 in fiscal 1999 to $158,593,000 in fiscal 2000, an increase of
$68,896,000 or 76.8%. As a percentage of net sales, operating expenses increased from 45.7% in fiscal 1999 to 92.5% in fiscal 2000. The increase in operating expenses resulted primarily from restructuring and impairment charges recorded during fiscal 2000 and secondarily to the inclusion of Filofax's expenses for the entire twelve months ended June 30, 2000, compared with eight months in the fiscal year ended June 30, 1999. Partially offsetting these increases is a decrease in Day Runner's U.S. operations and its non-Filofax subsidiaries' operating expenses (excluding restructuring and impairment charges).

         Selling, marketing and distribution expenses decreased by $967,000, or 1.6%, primarily because of the Company's focus on controlling costs, which was partially offset by the inclusion of Filofax's expenses for the entire twelve months ended June 30, 2000, compared with eight months in the fiscal year ended June 30, 1999. As a percentage of net sales, selling, marketing and distribution expenses increased from 31.7% in fiscal 1999 to 35.7% in fiscal 2000 primarily as a result of the Company's inability to reduce costs as quickly as the decrease in U.S. sales.

         General and administrative expenses increased by $4,721,000 or 17.9%, and as a percentage of net sales from 13.5% in fiscal 1999 to 18.2% in fiscal 2000. The dollar increase is due primarily to the inclusion of Filofax's expenses for the entire twelve months ended June 30, 2000, compared with eight months in the fiscal year ended June 30, 1999. Secondarily, the Company incurred approximately $2,600,000 in consulting, legal and related costs as a result of the ongoing performance problems it has experienced and the negotiations related to its credit facility. The increase in general and administrative expenses, as a percentage of net sales, is due primarily to the Company's inability to reduce costs as quickly as the decrease in U.S. sales.

         Restructuring and impairment charges totaled $66,214,000 during the fiscal year ended June 30, 2000. As a result of the Company's restructuring activities in fiscal 2000, the Company recorded $13,895,000 in restructuring charges, which consist of $7,286,000 in facilities closure costs and the related write down of inventories, $4,278,000 in product line reduction costs and $2,331,000 in severance costs. Of the restructuring charges, $4,664,000 is included in restructuring and impairment charges and $9,231,000 is included in cost of goods sold.

          In addition, during the fourth quarter of fiscal 2000, the Company decided to pursue the sale of substantial assets. As a result, the Company performed an impairment analysis and concluded that the carrying value of the assets held for sale was in excess of their fair value. Fair value was estimated based on estimated proceeds less related selling costs. The amount in excess of fair value of $59,337,000 is recorded in restructuring and impairment charges in the accompanying consolidated statements of operations for the year ended June 30, 2000.

         Finally, the Company performed an impairment analysis and concluded that the future undiscounted cash flows were below the carrying value of certain of its related long-lived assets that it intends to retain. Accordingly, the Company recorded a noncash impairment loss to adjust the carrying values of goodwill and other intangible assets and other assets to their estimated fair values, which were determined based on anticipated future cash flows discounted at a rate commensurate with the risk involved. Included in restructuring and impairment charges in the accompanying consolidated statements of operations is $2,213,000, of which $1,830,000 relates to goodwill and other intangible assets and $383,000 relates to a non-compete agreement (see Note 10 to the Consolidated Financial Statements).

         NET INTEREST EXPENSE. Net interest expense increased by approximately $5,998,000, or 115.0%, because of an increase in the average monthly debt outstanding, the write off of financing fees as a result of the line of credit amendment and an increase in the average interest rates. During fiscal 2000, the Company's average monthly line of credit balance and interest rate was approximately $101,000,000 and 9.7%, respectively, compared with approximately $71,000,000 and 7.5%, respectively, during fiscal 1999. As a result of the renegotiation and amendment of the line of credit in October 1999, the Company charged approximately $955,000 to interest expense upon the write off of loan fees.

         INCOME TAXES. During the year ended June 30, 2000, the Company recorded an income tax provision of $5,044,000. The current tax benefit of $6,145,000 resulted from recovering, to the extent possible, all taxes previously paid. However, the current tax benefit was offset by the deferred tax provision of $11,189,000, which resulted from an increase in the valuation for previously recorded deferred tax assets.

         EARNINGS PER SHARE. In fiscal 2000, the Company did not repurchase any shares of Common Stock under the Company's stock repurchase program (see
Note 18 to the Consolidated Financial Statements).

FISCAL YEAR ENDED JUNE 30, 1999 COMPARED WITH FISCAL YEAR ENDED JUNE 30, 1998

         NET SALES. In fiscal 1999, net sales increased by $28,371,000, or 16.9%, compared with fiscal 1998 primarily because of the Filofax acquisition but were lower than anticipated primarily because inventory tightening on the part of a number of the Company's large U.S. customers constrained the Company's sales and increased product returns. Net sales were primarily to mass market customers and secondarily to the office products channel. Net sales to the office products channel decreased by $10,591,000 or 13.4%; net sales to mass market customers decreased by $2,152,000 or 3.3%. These decreases were partially offset by an increase in net sales to foreign customers of $37,274,000 or 306.0% and net sales to miscellaneous customers grouped together as "other," of $3,840,000 or 36.2%. Net sales of related organizing products increased by $14,081,000 or 42.8%; net sales of refills increased by $12,403,000 or 23.9%; and net sales of organizers and planners increased during the year by $1,887,000, or 2.3%.

         GROSS PROFIT. Gross profit as a percentage of net sales decreased from 51.9% of net sales in fiscal 1998 to 44.9% of net sales in fiscal 1999 primarily because of a shift in the Company's Day Runner brand product mix (including sub-brands) to lower margin products and an increase in the provision for sales returns based upon recent higher sales returns experience (which, in addition to lowering net sales, adversely impacted manufacturing costs and variances), both of which the Company believes were largely related to inventory tightening.

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

         EARNINGS PER SHARE. In fiscal 1999, the Company repurchased an aggregate of 19,200 shares of Common Stock under the Company's stock repurchase program. These repurchases reduced the number of shares that would otherwise have been used to calculate earnings per share (see Note 18 to Consolidated Financial Statements).

QUARTERLY RESULTS

         The following tables set forth selected unaudited quarterly consolidated financial data and the percentages such items represent of net sales. The quarterly consolidated financial data reflect, in the opinion of management of the Company, all adjustments necessary to present fairly the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

                                                                              QUARTERS ENDED
                                        --------------------------------------------------------------------------------------
                                             JUNE 30,                MARCH 31,           DECEMBER 31,         SEPTEMBER 30,
                                               2000                    2000                  1999                  1999
                                        -----------------      -----------------      -----------------     ------------------
                                                               (In thousands, except per share amounts)
Net sales...........................    $  32,175   100.0%     $  29,976   100.0%     $  57,483   100.0%    $  51,853   100.0%
Gross profit........................        4,534    14.1         11,773    39.3         26,024    45.3        25,882    49.9
Total operating expenses............       86,465   268.7         23,727    79.2         25,796    44.9        22,605    43.6
(Loss) income from operations.......      (81,931) (254.6)       (11,954)  (39.9)           228     0.4         3,277     6.3
Net interest expense ...............        2,520     7.8          2,726     9.1          3,823     6.7         2,144     4.1
(Loss) income before provision
    (benefit) for income taxes......      (84,451) (262.5)       (14,680)  (49.0)        (3,595)   (6.3)        1,133     2.2
Net (loss) income...................    $ (92,169) (286.5)%    $ (12,375)  (41.3)%    $  (2,693)   (4.7)%   $     600     1.2%
(Loss) earnings per common share:
     Basic..........................    $ (38.69)              $   (5.20)             $   (1.31)            $    0.25
     Diluted........................    $ (38.69)              $   (5.20)             $   (1.31)            $    0.25
Weighted average number of
   common shares outstanding:
     Basic..........................       2,382                   2,382                  2,380                 2,380
     Diluted........................       2,382                   2,382                  2,380                 2,426




                                                                              QUARTERS ENDED
                                        --------------------------------------------------------------------------------------
                                             JUNE 30,                MARCH 31,           DECEMBER 31,         SEPTEMBER 30,
                                               1999                    1999                  1998                  1998
                                        -----------------      -----------------      -----------------     ------------------
                                                               (In thousands, except per share amounts)
Net sales...........................    $  47,700   100.0%     $  36,216   100.0%     $  64,565   100.0%    $  47,731   100.0%
Gross profit........................       17,700    37.1         16,495    45.5         31,059    48.1        22,871    47.9
Total operating expenses............       24,535    51.4         21,811    60.2         26,429    40.9        16,922    35.4
(Loss) income from operations.......       (6,835)  (14.3)        (5,316)  (14.7)         4,630     7.2         5,949    12.5
Net interest expense ...............        2,056     4.3          1,770     4.9          1,356     2.1            33     0.1
(Loss) income before (benefit)
    provision for income taxes......       (8,891)  (18.6)        (7,086)  (19.6)         3,274     5.2         5,916    12.4
Net (loss) income...................    $  (5,249)  (11.0)%    $  (4,448)  (12.3)%    $   2,030     3.1%     $  3,669     7.7%
(Loss) earnings per common share:
     Basic..........................    $   (2.21)             $   (1.87)             $    0.85               $  1.54
     Diluted........................    $   (2.21)             $   (1.87)             $    0.81               $  1.45
Weighted average number of
   common shares outstanding:
     Basic..........................        2,377                  2,380                  2,377                 2,386
     Diluted........................        2,377                  2,380                  2,513                 2,531


SEASONAL FLUCTUATIONS

         The Company has historically experienced and expects to continue to experience significant seasonal fluctuations in its sales and other financial results that it believes have resulted and will continue to result primarily from its customers' and users' buying patterns. These buying patterns have typically adversely affected orders for the Company's products in the March and June quarters of each fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. The Company's cash and cash equivalents at June 30, 2000 decreased to $3,960,000 from $9,132,000 at June 30, 1999. In fiscal 2000, net cash of $7,616,000 provided by operating activities was offset by net cash of $4,230,000 used in investing activities and $8,901,000 used in financing activities.

         Of the $7,616,000 net amount provided by the Company's operating activities, $61,550,000 was provided by impairment charges, $21,963,000 was provided by the provision for doubtful accounts and sales returns and other allowances, $13,104,000 was provided by depreciation and amortization, $11,189,000 was provided by a decrease in the deferred income taxes and $7,496,000 was provided by a decrease in inventories. These amounts were partially offset by a net loss of $106,637,000, a decrease of $6,113,000 in accounts payable and an increase of $1,295,000 in income taxes receivable.

         Accounts receivable (net) at June 30, 2000 decreased by $24,652,000, or 57.0%, from the amount at June 30, 1999 primarily because of a decrease in sales and secondarily because of an improvement in the average collection period. The average collection period of accounts receivable at June 30, 2000 was 37 days compared to 74 days at June 30, 1999.

         Inventories decreased by $8,315,000, or 19.6%, from the June 30, 1999 amount primarily because of a reduction in the number of products offered during fiscal 2000. As part of the Company's restructuring plan it implemented in fiscal 2000, the Company discontinued 604 products, which represented less than 2% of its domestic sales.

         Of the $4,230,000 net amount used in the Company's investing activities, $4,725,000 was used to acquire primarily property and equipment which was partially offset by $584,000 in proceeds received upon the disposition of property and equipment.

         Of the $8,901,000 net amount used in the Company's financing activities, $5,201,000 represents net repayments on the Company's line of credit, $2,034,000 was used to repay loan notes and $1,710,000 was used for the payment of financing fees in connection with the line of credit.

      BANK LOANS. On September 23, 1998, the Company entered into a $160,000,000 Revolving Loan Agreement (the "Loan Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). Effective November 24, 1998, the amount was voluntarily reduced to $145,000,000 and unamortized financing fees of approximately $84,000 were charged to interest expense. The loan facility was syndicated with a group of banks in December 1998. During the year ended June 30, 1999, under the terms of the Loan Agreement, the Company paid Wells Fargo a financing fee of $1,200,000, $205,000 of which was charged to interest expense during in the fiscal year ended June 30, 1999. The remaining balance of $955,000 was included in other assets at June 30, 1999 and charged to interest expense during the fiscal year ended June 30, 2000.

         On October 12, 1999, the Company and the banks amended and restated the Loan Agreement (the "Amended Loan Agreement"). The Amended Loan Agreement converted the entire revolving loan availability into a term loan portion of $90,444,000 and a maximum revolving loan availability of $29,556,000. The term loan matures on September 30, 2001, and the revolving credit loan facility matures on October 31, 2000. The maturity date of the revolving credit loan facility could have been automatically extended through September 30, 2001, provided that the Company had achieved as of June 30, 2000, compliance with certain requirements, including a minimum EBITDA, a minimum fixed charge coverage ratio and a maximum funded senior debt ratio, as defined in the Amended Loan Agreement. The Company did not satisfy these conditions and, as a result, the revolving facility will terminate on October 31, 2000 unless the credit facility is further amended and extended. As a result of entering into the Amended Loan Agreement, unamortized deferred financing fees due under the Loan Agreement of approximately $955,000 were charged to interest expense in October 1999. At June 30, 2000, the Company had $99,077,000 outstanding under the Amended Loan Agreement and had outstanding letters of credit totaling approximately $40,000.

         The Amended Loan Agreement is secured by the Company's assets and includes, among other things, financial covenants that have been applicable since October 12, 1999 (stockholders' equity and current ratio) certain other covenants which become effective in the quarter ending September 30, 2000 (maintenance of a minimum fixed charge coverage ratio, a minimum EBITDA covenant, and a maximum funded senior debt coverage ratio) and a covenant that becomes applicable in the quarter ending December 31, 2000 (maximum operating expenses to net sales ratio), all as defined in the amended agreement. The Amended Loan Agreement also limits, among other things, the incurrence of liens and other indebtedness, mergers, consolidations, the sales of assets, lease obligations, annual capital expenditures, advances, investments and loans by the Company and its subsidiaries, dividends, stock repurchases and certain transactions with affiliates. The Amended Loan Agreement permits up to $1,500,000 overdraft indebtedness (net of cash deposits) for Filofax and its subsidiaries.

         The Amended Loan Agreement provides that outstanding balances bear interest at the Company's election at either (i) the higher of the Agent Bank's prime rate or the Federal Funds Rate plus 50.00 basis points, plus an interest rate margin ranging from 12.50 to 200.00 basis points, or (ii) the applicable eurodollar rate plus an interest rate margin ranging from 112.50 to 300.00 basis points, depending on the level of the funded debt ratio at the end of each fiscal quarter. During the year ended June 30, 2000, the weighted-average interest rate was 9.7%. The weighted-average interest rate at June 30, 2000, was 10.0%.

         The Amended Loan Agreement also provides that the Company is obligated to pay certain fees, which include: an unused revolving loan commitment fee ranging from 37.50 to 67.50 basis points, which varies with the level of the funded debt ratio at the end of each fiscal quarter, payable quarterly in arrears; letter of credit fees ranging from 112.50 to 300.00 basis points, which varies with the level of funded debt ratio corresponding to the time the letter of credit is issued; and amendment and other standard fees of approximately $1,710,000, which were paid during the year ended June 30, 2000. Of the $1,710,000 in deferred financing fees paid during fiscal 2000, $727,000 was charged to interest expense during the fiscal year ended June 30, 2000 and the unamortized fees totaling $983,000 are included in other assets in the accompanying consolidated balance sheets.

         Since March 2000, the Company and the banks have entered in a series of waiver agreements related to the Amended Loan Agreement. These waiver agreements, which continue through October 31, 2000, waive compliance with certain financial covenants and permit the Company to borrow funds under the credit facility subject to certain terms and conditions, including the Company's agreement to pursue the sale of substantial assets. Because the existing waiver agreement continues for less than a one-year period, the Company's line of credit is classified as a current liability at June 30, 2000 in the accompanying consolidated balance sheets. As of August 31, 2000, the term loan outstanding was $87,299,000 and the maximum availability under the revolving credit facility was $25,000,000. In the waiver agreement, effective as of August 26, 2000, it was agreed among the banks that amounts in excess of $19,500,000 under the revolving credit facility would be provided by all but one of the banks in the syndicate. In addition, the waiver agreement provides that any scheduled interest payments on the term loan and on the revolving loans up to $19,500,000 otherwise due during the period commencing August 31, 2000 through and including October 30, 2000 shall be deferred until October 31, 2000 but continue to accrue during such time (See "Risk Factors - Dependence on Loans").

         FOREIGN CURRENCY. Certain of the Company's international operations conduct business in whole or in part in foreign currencies, and this can result in significant gains or losses as a result of fluctuations in foreign currency exchange rates. The Company's exposure to the impact of foreign currency fluctuations increased as a result of the Filofax acquisition because the acquisition significantly expanded the Company's international operations. Included in general and administrative expenses in the consolidated statement of operations are approximately $660,000, $228,000 and $186,000 of net foreign exchange losses for the years ended June 30, 2000, 1999 and 1998, respectively.


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

         ADEQUACY OF CAPITAL. As a result of its losses in the last two fiscal years, the Company required waiver agreements to certain terms of the Amended Loan Agreement. The Company's liquidity is dependent upon its ability to renegotiate or obtain waivers of terms and conditions of the Amended Loan Agreement and/or its ability to obtain financing from alternative sources. The Company is working to renegotiate the Amended Loan Agreement but has no commitment for any additional financing after the expiration of the existing waiver agreement on October 31, 2000. There can be no assurance that the Company will be able to renegotiate its loan facility or obtain financing from other sources. The failure to obtain future financing would have a material adverse effect on the Company's business, financial condition, results of operations and cash flow. (See "Risk Factors - Dependence on Loan" and "Lack of Profitability")

EFFECTS OF INFLATION

                  The Company believes that inflation has not had a material effect on its operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

             The primary market risk inherent in the Company's market sensitive instruments is the risk of loss resulting from interest rate fluctuations. The Company's term and revolving credit loans bear interest either at the Company's election at (i) the higher of the Agent Bank's prime rate or the Federal Funds Rate plus 50.00 basis points, plus an interest rate margin ranging from 12.50 to
200.00 basis points, or (ii) the applicable euro dollar rate plus an interest rate margin ranging from 112.50 to 300.00 basis points, depending on the level of the funded debt ratio at the end of each fiscal quarter. The tables below provide information as of June 30, 2000 and 1999 about the Company's short and long-term liability obligations that are sensitive to changes in interest rates, including principal cash flows by scheduled maturity, weighted-average interest rate and estimated fair value. The weighted-average interest rates presented are the actual rates as of June 30, 2000 and 1999.

             Because the Company would not have been in compliance with its debt covenants at June 30, 2000 and due to its recurring losses from operations and its negative working capital position, it is not practical to calculate the fair value of its term and revolving credit loans.

             The following table lists the Company's loan notes at June 30, 2000 (dollars in thousands):


                                                         PRINCIPAL MATURING IN FISCAL YEAR
                          ------------------------------------------------------------------------------------------------
                                                                                                                     FAIR
                          2001        2002        2003        2004         2005        THEREAFTER         TOTAL      VALUE
                          ----        ----        ----        ----         ----        ----------         -----      -----
Other debt:
Loan notes              $   194                               $ 45                                     $    239   $    239
Average interest rate      5.39%



             The following table lists the Company's line of credit and loan notes as of June 30, 1999
(dollars in thousands):

                                                       PRINCIPAL MATURING IN FISCAL YEAR
                          ------------------------------------------------------------------------------------------------
                                                                                                                     FAIR
                          2000        2001        2002        2003         2004        THEREAFTER         TOTAL      VALUE
                          ----        ----        ----        ----         ----        ----------         -----      -----
Term and revolving
  credit loans                                 $ 105,317                                               $105,317   $105,317
Average interest rate                               9.30%

Other debt:
Loan notes              $ 2,077                                           $ 251                        $  2,328   $  2,328
Average interest rate      4.80%


         The Company's future earnings and cash flows relating to market sensitive instruments are primarily dependent upon prevailing market interest rate. Based upon the Company's borrowing mix as of June 30, 2000, a 1% increase or decrease in the interest rates would increase or decrease pretax earnings and cash flow by approximately $991,000.

FOREIGN CURRENCY EXPOSURE


         The Company's reporting currency is the U.S. dollar, and interest and principal payments on its long-term liabilities will be in U.S. dollars and pounds Sterling. A portion of net sales and operating expenses are derived from sales and operations outside the United States and are incurred in a number of different currencies. Accordingly, fluctuations in currency exchange rates may have a significant effect on the Company's results of operations and balance sheet data. The Company has no significant exposure from financial instruments which would require quantitative disclosure.


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

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.

             Inapplicable.

                                        PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 14, 2000, entitled "Election of Directors" and "Executive Officers," to be filed with the Commission.

ITEM 11.     EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 14, 2000, entitled "Election of Directors -- Compensation of Directors," "Executive Compensation and Other Information," "Compensation Committee Report on Executive Compensation" and "Performance Graph," to be filed with the Commission.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.

         The information required by this Item is incorporated by reference to the section of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 14, 2000, entitled "Common Stock Ownership of Principal Stockholders and Management," to be filed with the Commission.

ITEM 13.     CERTAIN TRANSACTIONS.

         The information required by this Item is incorporated by reference to the sections of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 14, 2000, entitled "Election of Directors -- Compensation of Directors" and "Certain Relationships and Related Transactions," to be filed with the Commission.

                                         PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K.

(a)          THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

             1.       CONSOLIDATED FINANCIAL STATEMENTS                     PAGE

                      Independent Auditors' Report                           F-1

                      Consolidated Balance Sheets at June 30,
                      2000 and 1999                                          F-2

                      Consolidated Statements of Operations
                      for Each of the Three Years in the Period
                      Ended June 30, 2000                                    F-3

                      Consolidated Statements of Stockholders'
                      (Deficiency) Equity for Each of the Three
                      Years in the Period Ended June 30, 2000                F-4

                      Consolidated Statements of Cash Flows for
                      Each of the Three Years in the Period Ended
                      June 30, 2000                                          F-5

                      Notes to Consolidated Financial Statements             F-6

             2.       FINANCIAL STATEMENT SCHEDULES

                      Schedule II  -    Valuation and Qualifying Accounts    S-1

                      Schedules which are not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

             3.       LIST OF EXHIBITS

                      3.1 Certificate of Incorporation of the Registrant, as amended effective as of March 18, 1998(1) and as amended effective as of April 27, 2000

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

                     10.2 1995 Stock Option Plan, including forms of Stock Option Agreements(8) and Amendment Nos. 1(9), 2(10), 3(10), 4(11) and 5 thereto dated October 21, 1996, September 19, 1997,
                                    October 20, 1997, September 15, 1998 and
                                    September 30, 1999, respectively(7)

                     10.3 Employee Stock Purchase Plan(3) and Amendment No. 1 thereto dated July 17, 1992(4)

                     10.4 Day Runner Restated 401(k) Plan effective as of July 1, 1998 and Trust Agreement effective as of July 1, 1998 between the Registrant and New York Life Trust Company(12) and Amendment No. 1 thereto effective as of October 1, 1999(7)(13)

                     10.5 Non-Employee Director Stock Option Plan, including form of Stock Option Agreement(7)(11)

                     10.6           Fiscal 2000 Officer Bonus Plan(7)(13)

                     10.7 Officer Severance Plan effective as of February 28, 1993, including form of Employment Separation Agreement(14), First Amendment thereto effective as of August 17, 1998(12) and Second Amendment thereto effective as of July 14, 2000

                     10.8 Triple Net Lease, as amended, effective as of March 22, 1991 between Catellus Development Corporation and the Registrant and as amended by Lease Amendment dated June 29, 1992(14)

                     10.9 Triple Net Lease dated July 28, 1992 between Catellus Development Corporation and the Registrant(14)

                     10.10 Koll Business Center Lease dated September 7, 1994 between the Registrant and Koll Alton Plaza and Aetna Life Insurance Co.(15)

                     10.11 Standard Commercial Lease Agreement dated as of July 31, 1996 between System Realty Nine, Inc. and the Registrant(16)

                     10.12 Standard Commercial Lease Agreement dated as of October 1, 1997 between RDC Sales and the Registrant(12)

                     10.13 Standard Commercial Lease Agreement dated as of May 11, 1998 between GPM Real Property Ltd. And Endow Inc. and the Registrant(12)

                     10.14 Lease Agreement dated as of April 2, 1999 between Mrs. Refugio Victoria Geffroy De Flourie and Mr. David Bramzon Stengel and the Registrant(17)

                     10.15 Form of Warrant dated August 19, 1997 to purchase shares of the Registrant's Common Stock issued to certain officers of the Company and Schedule of Warrants(7)(19)

                     10.16 Form of Stock Purchase Agreement dated August 27, 1997 and Schedule of Sellers(18)

                     10.17 Form of Warrant dated April 20, 1998 to purchase shares of the Registrant's Common Stock issued to the non-employee directors of the Company and Schedule of Warrants(7)(12)

                     10.18 First Amendment to Consulting Agreement effective April 22, 1999 between the Registrant and Alan R. Rachlin(7)(17)

                     10.19 Consulting Agreement effective May 22, 1999 between the Registrant and Mr. Alan R. Rachlin(7)(17)
                     10.20 Consulting Agreement effective November 22, 1999 between the Registrant and Mr. Alan R. Rachlin(13) and letter agreement terminating such agreement dated September 26, 2000(7)

                     10.21 Revolving Loan Agreement dated September 23, 1998 between the Registrant, Day Runner UK plc, Ultima Distribution Inc. and Wells Fargo Bank, National Association, including Revolving Line of Credit Note(19)

                     10.22 Amended and Restated Loan Agreement dated as of October 12, 1999 among the Registrant, Day Runner UK plc, Filofax Limited, the Lenders named therein and Wells Fargo Bank, National Association, including Revolving and Term Loan Notes(17)

                     10.23 Crossroads Letter Agreement dated March 27, 2000 between the Registrant and Crossroads, LLC and Amendment No. 2 thereto, dated May 15, 2000(7)

                     21.1           Subsidiaries of the Registrant

                     23.1           Consent of Deloitte & Touche LLP

                     27.1           Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed or required to be filed by the Registrant during the fourth quarter of the fiscal year ended June 30, 2000.

(c)      EXHIBITS

         See the list of Exhibits under Item 14(a)3 of this Annual Report on Form 10-K.

(d)      FINANCIAL STATEMENT SCHEDULES

         See the list of Schedules under Item 14(a)2 of this Annual Report on Form 10-K.

------------------------
(1) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on May 15, 1998.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-19835) filed with the Commission on August 5, 1993.
(3) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-45391) filed with the Commission on January 30, 1992.
(4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-53422) filed with the Commission on October 15, 1992.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on August 16, 1993.
(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-84036) filed with the Commission on September 15, 1994.
(7) Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Annual Report on Form 10-K.
(8) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-80819) filed with the Commission on December 22, 1995.
(9) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-20247) filed with the Commission on January 23, 1997.
(10) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-44627) filed with the Commission on January 21, 1998.
(11) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-69023) filed with the Commission on December 16, 1998.
(12) Incorporated by reference to Registrant's Annual Report on Form 10-K (File No. 0-19835) filed with the Commission on October 1, 1998.
(13) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 0-19835) filed with the Commission on November 15, 1999.
(14) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19835) filed with the Commission on March 31, 1993.
(15) Incorporated by reference to the Registrant's Transition Report on Form 10-K (File No. 0-19835) filed with the Commission on September 27, 1994.
(16) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19835) filed with the Commission on September 27, 1996.
(17) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19835) filed with the Commission on October 14, 1999.
(18) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19835) filed with the Commission on September 29, 1997.
(19) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-19835) filed with the Commission on September 24, 1998.

                                        SIGNATURE

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fullerton, California.

                                       DAY RUNNER, INC.



                                       By:     /s/ John F. Ausura
                                          ----------------------------------
                                                    John F. Ausura
                                               Chief Executive Officer

Dated:   September 27, 2000

                  Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                      TITLE                          DATE


 /s/ John F. Ausura       Chief Executive Officer            September 27, 2000
-----------------------   (Principal Executive Officer)
   John F. Ausura


 /s/ David A. Werner      Executive Vice President,          September 27, 2000
-----------------------   Finance and Chief Financial
   David A. Werner        Officer (Principal Financial
                          Officer and Accounting Officer)




 /s/ Charles Miller       Director                           September 27, 2000
-----------------------
   Charles Miller


 /s/ Alan R. Rachlin      Director                           September 27, 2000
-----------------------
   Alan R. Rachlin

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Day Runner, Inc.:

We have audited the accompanying consolidated balance sheets of Day Runner, Inc. and subsidiaries (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' (deficiency) equity, and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Day Runner, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, at June 30, 2000, the Company would not have been in compliance with certain financial covenants of its loan agreement had the lenders not temporarily waived the covenants. The Company's difficulties in meeting its loan agreement covenants and financing needs, its recurring losses from operations and its negative working capital position discussed in Note 1 raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP
Los Angeles, California
September 26, 2000


                            DAY RUNNER, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                                 (DOLLARS IN THOUSANDS)

                                         ASSETS

                                                                                                JUNE 30,
                                                                                          2000             1999
                                                                                     -----------      -----------
Current assets:
    Cash and cash equivalents......................................................   $   3,960        $   9,132
    Accounts receivable (less allowance for doubtful accounts and sales returns and other allowances of $8,391 and $11,481 at
       June 30, 2000 and 1999, respectively).......................................      18,563           43,215
    Inventories....................................................................      34,046           42,361
    Prepaid expenses and other current assets......................................       6,098            4,506
    Income taxes receivable........................................................       1,823              434
    Deferred income taxes..........................................................                       11,189
                                                                                     -----------      -----------
       Total current assets........................................................      64,490          110,837

Property and equipment, net .......................................................      10,972           17,851
Goodwill and other intangible assets (net of accumulated amortization
    of $4,042 and $1,934 at June 30, 2000 and 1999, respectively)..................      20,422           85,830
Other assets (net of accumulated amortization of $727 and $410 at June 30, 2000
     and 1999, respectively).......................................................       1,210            1,793
                                                                                     -----------      -----------
TOTAL  ............................................................................   $  97,094        $ 216,311
                                                                                     ===========      ===========



                    LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

Current liabilities:
    Line of credit.................................................................   $  99,077
    Accounts payable...............................................................      12,373        $  18,722
    Accrued expenses...............................................................      21,725           19,547
    Current portion of loan notes..................................................         194            2,077
                                                                                     -----------      -----------
       Total current liabilities...................................................     133,369           40,346
                                                                                     -----------      -----------

Long-term liabilities:
    Line of credit.................................................................                      105,317
    Loan notes.....................................................................          45              251
                                                                                     -----------      -----------
Total long-term liabilities........................................................          45          105,568
                                                                                     -----------      -----------

Commitments and contingencies

Stockholders' (deficiency) equity:
    Preferred stock (1,000,000 shares authorized; $0.001 par value; no shares issued or outstanding)
    Common stock (29,000,000 shares authorized; $0.001 par value; 2,537,719 shares issued and 2,392,860 shares outstanding at June 30, 2000; 2,537,719
      shares issued and 2,380,147 shares outstanding at June 30, 1999).............           2                2
    Additional paid-in capital.....................................................      19,181           20,010
    (Accumulated deficit) retained earnings........................................     (45,559)          61,078
    Accumulated other comprehensive income.........................................         833              958
    Treasury stock - At cost (144,859 and 157,572 shares at June 30, 2000 and
      1999, respectively)..........................................................     (10,777)         (11,651)
                                                                                     -----------      -----------
       Total stockholders' (deficiency) equity.....................................     (36,320)          70,397
                                                                                     -----------      -----------
TOTAL  ............................................................................   $  97,094        $ 216,311
                                                                                     ===========      ===========


               See accompanying notes to consolidated financial statements.


                            DAY RUNNER, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS

                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        YEARS ENDED JUNE 30,
                                                                2000            1999            1998
                                                              ---------     ----------        ---------
Net sales...................................................  $ 171,487      $ 196,212        $ 167,841
Cost of goods sold..........................................    103,274        108,087           80,663
                                                              ---------     ----------        ---------
Gross profit................................................     68,213         88,125           87,178
                                                              ---------     ----------        ---------
Operating expenses:
    Selling, marketing and distribution.....................     61,213         62,180           43,193
    General and administrative..............................     31,166         26,445           18,416
    Restructuring and impairment charges....................     66,214

     Costs related to activities associated with the
       Filofax acquisition..................................                     1,072
                                                              ---------     ----------        ---------
       Total operating expenses.............................    158,593         89,697           61,609
                                                              ---------     ----------        ---------
(Loss) income from operations...............................    (90,380)        (1,572)          25,569
                                                              ---------     ----------        ---------
Interest expense (income):
    Interest income.........................................       (306)          (340)            (390)
    Interest expense........................................     11,519          5,555              218
                                                              ---------     ----------        ---------
       Net interest expense (income)........................     11,213          5,215             (172)
                                                              ---------     ----------        ---------
(Loss) income before provision (benefit) for income taxes...   (101,593)        (6,787)          25,741
Provision (benefit) for income taxes........................      5,044         (2,789)           9,833
                                                              ---------     ----------        ---------
Net (loss) income...........................................  $(106,637)     $  (3,998)       $  15,908
                                                              =========     ==========        =========
(Loss) earnings per common share:
       Basic................................................  $  (44.79)     $   (1.68)       $    6.90
                                                              =========     ==========        =========
       Diluted..............................................  $  (44.79)     $   (1.68)       $    6.35
                                                              =========     ==========        =========

Weighted-average number of common shares outstanding:
       Basic................................................      2,381          2,379            2,307
                                                              =========     ==========        =========
       Diluted..............................................      2,381          2,379            2,505
                                                              =========     ==========        =========


               See accompanying notes to consolidated financial statements.


                            DAY RUNNER, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY

                                 (DOLLARS IN THOUSANDS)

                                                                   (ACCUMULATED   ACCUMULATED
                                                        ADDITIONAL   DEFICIT)        OTHER      COMPREHENSIVE
                                        COMMON STOCK     PAID-IN     RETAINED    COMPREHENSIVE     INCOME       TREASURY STOCK
                                      SHARES    AMOUNT   CAPITAL     EARNINGS       INCOME         (LOSS)      SHARES     AMOUNT
                                    ---------  -------  ----------  ----------  --------------  ------------  ---------  --------
Balance, July 1, 1997.............. 2,340,532  $     2  $  23,233   $  49,168    $         92                  (197,187) $(13,010)
Treasury stock.....................  (139,118)                                                                 (139,118)  (11,564)
Exercise of warrants...............    55,600              (3,389)                                               55,600     4,063
Exercise of options................   134,106              (5,218)                                              134,106     9,799
Tax benefit of options.............                         5,207
Compensation cost associated with
    warrant grant..................                           232
Comprehensive income:
   Net income......................                                    15,908                   $    15,908
   Other comprehensive income -
      foreign currency translation                                                         10            10
      adjustments..................                                                             ------------
Comprehensive income...............                                                             $    15,918
                                    ---------  -------  ----------  ----------  --------------  ============  ---------  --------
Balance, June 30, 1998............. 2,391,120        2     20,065      65,076             102                  (146,599)  (10,712)
Treasury stock.....................   (19,200)                                                                  (19,200)   (1,490)
Exercise of options................     8,227                (146)                                                8,227       551
Tax benefit of options.............                            16
Compensation cost associated with
    warrant grant..................                            75
Comprehensive loss:
   Net loss........................                                    (3,998)                  $    (3,998)
   Other comprehensive loss -
      foreign currency translation
      adjustments..................                                                       856           856
                                                                                                ------------
Comprehensive loss.................                                                             $    (3,142)
                                    ---------  -------  ----------  ----------  --------------  ============  ---------  --------
Balance, June 30, 1999............. 2,380,147        2     20,010      61,078             958                  (157,572)  (11,651)
Exercise of options................    12,713                (829)                                               12,713       874
Comprehensive loss:
   Net loss........................                                  (106,637)                  $  (106,637)
   Other comprehensive loss -
      foreign currency translation
      adjustments..................                                                      (125)         (125)
                                                                                                ------------
Comprehensive loss.................                                                             $  (106,762)
                                    ---------  -------  ----------  ----------  --------------  ============  ---------  --------
Balance, June 30, 2000............. 2,392,860  $     2  $  19,181   $ (45,559)   $        833                  (144,859) $(10,777)
                                    =========  =======  ==========  ==========  ==============                =========  ========



               See accompanying notes to consolidated financial statements.
                                            F-4


                            DAY RUNNER, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (DOLLARS IN THOUSANDS)
                                                                        YEARS ENDED JUNE 30,
                                                                2000            1999            1998
                                                              ---------     ----------        ---------
Cash flows from operating activities:
    Net (loss) income.......................................  $(106,637)     $ (3,998)       $   15,908
    Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
      Depreciation and amortization.........................     13,104        10,240             5,517
      Impairment charges....................................     61,550
      Provision for doubtful accounts and sales returns
       and other allowances..............................        21,963        19,039             9,799
      Loss on disposal of property and equipment............      2,097           199
      Utilization of barter credits.........................                                        100
      Compensation expense related to issuance of warrants..                       75               233
      Deferred income taxes.................................     11,189        (3,971)             (832)
      Changes in operating assets and liabilities,
       net of acquisition of businesses:
       Accounts receivable..................................      2,283       (15,268)          (17,899)
       Inventories..........................................      7,496         7,432           (11,050)
       Prepaid expenses and other current assets............       (238)         (813)              595
       Income taxes receivable..............................     (1,295)          968             2,087
       Accounts payable.....................................     (6,113)        4,508              (725)
       Accrued expenses.....................................      2,217        (1,831)            3,697
       Income taxes payable.................................                                       (453)
                                                              ---------     ----------        ---------
          Net cash provided by operating activities.........      7,616        16,580             6,977
                                                              ---------     ----------        ---------
Cash flows from investing activities:
    Acquisition of businesses...............................                  (88,017)           (4,626)
    Proceeds on disposition of property and equipment.......        584
    Acquisition of property and equipment...................     (4,725)      (10,495)           (7,175)
    Other assets............................................        (89)           (1)             (110)
                                                              ---------     ----------        ---------
        Net cash used in investing activities...............     (4,230)      (98,513)          (11,911)
                                                              ---------     ----------        ---------

Cash flows from financing activities:
    Net (repayments) borrowings under lines of credit.......     (5,201)       89,924              (338)
    Financing fees..........................................     (1,710)       (1,200)
    Repayment of loan notes.................................     (2,034)
    Repayment under long-term liabilities...................                                       (990)
    Exercise of warrants....................................                                        673
    Exercise of options.....................................         44           406             4,580
    Repurchase of common stock..............................                   (1,490)          (11,564)
                                                              ---------     ----------        ---------
        Net cash (used in) provided by financing activities.     (8,901)       87,640            (7,639)
                                                              ---------     ----------        ---------

Effect of exchange rate changes on cash and cash equivalents...     343           502               (54)
                                                              ---------     ----------        ---------
Net (decrease) increase in cash and cash equivalents........     (5,172)        6,209           (12,627)
Cash and cash equivalents, beginning of year................      9,132         2,923            15,550
                                                              ---------     ----------        ---------

Cash and cash equivalents, end of year......................  $   3,960      $  9,132        $    2,923
                                                              =========     ==========        =========

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

         As discussed in Note 7, at June 30, 2000, the Company would not have been in compliance with certain financial covenants of its loan agreement had the lenders not temporarily waived the covenants. The Company's difficulties in meeting its loan agreement covenants and financing needs, its recurring losses from operations and its negative working capital position raise substantial doubt about its ability to continue as a going concern. The Company is attempting to renegotiate the terms and covenants of the loan agreement but has no commitment for any additional financing after the expiration of the existing waiver agreement on October 31, 2000. The Company's continued existence is dependent upon several factors including the Company's ability to renegotiate the terms and covenants of the loan agreement.

         For a number of quarters, the Company's results have been adversely affected by changes in supply chain management practices of the large U.S. retailers that account for the majority of the Company's U.S. sales. The Company believes that the U.S. retail environment has changed and that large U.S. retailers will continue to emphasize minimizing on-hand inventories and increasing inventory turns. Other major factors causing lower sales include the reduction of certain kinds of promotional activity, the Company's decision to de-emphasize sales to certain less profitable channels and increased competition from substitutes for paper-based organizers.

         The Company's high degree of leverage coupled with its lower sales and profitability could have important consequences to the Company, including but not limited to the following: (i) the Company's ability to obtain necessary financing may be impaired in the future, (ii) a substantial portion of the Company's cash flow from operations must be used for debt service, thereby reducing the funds available for other purposes and (iii) the Company may be more vulnerable to economic or market downturns, be limited in its ability to withstand competitive pressures and be unable to attract and/or retain key personnel.

         The Company's near and long-term operating strategies are focused on stabilizing profitable sales volume in its retail markets, exploiting product innovation and promotions where appropriate profitability is achieved, and aggressively reducing costs to better position the Company to compete under current market conditions. The Company remains highly focused on providing products to the consumer of recognizable value, while removing any product and service costs not recognized or valued by the ultimate consumer. In addition, the Company is aggressively pursuing the elimination or sale of unproductive assets, as well as the potential sale of substantial assets, to reduce the Company's present debt burden.

         The Company is currently in negotiations to obtain long-term financing and expects that a loan agreement or an additional waiver agreement(s) will be negotiated with its existing bank group. Although there can be no assurance that the Company's restructuring and long-term financing efforts will be successful, the Company believes that the restructuring efforts presently underway will significantly improve its operating results and should increase the Company's ability to renegotiate the terms of its current debt.

         These business conditions have been considered in evaluating the recoverability and classification of recorded asset and liability accounts. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary should the entity be unable to continue as a going concern (see Note
10).

         CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash equivalents and accounts receivable.

         In fiscal 2000, sales to four customers accounted for 17%, 13%, 11% and 10% of the Company's net sales. In fiscal 1999, sales to four customers accounted for 25%, 13%, 11% and 11% of the Company's net sales. In fiscal 1998, sales to four customers accounted for 28%, 16%, 15% and 14% of the Company's net sales.

         At June 30, 2000, gross accounts receivables from three customers accounted for 19%, 15% and 12% of the Company's gross accounts receivables. At June 30, 1999, gross accounts receivables from two customers accounted for 29% and 13% of the Company's gross accounts receivables.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

             Because the Company would not have been in compliance with its debt covenants at June 30, 2000 and due to its recurring losses from operations and its negative working capital position, it is not practical to calculate the fair value of its term and revolving credit loans.

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is provided for over the estimated useful lives of the respective assets, using the straight-line method. Estimated useful lives range from three to ten years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life of the asset or the life of the lease.

         GOODWILL AND OTHER INTANGIBLE ASSETS - Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations and is amortized using the straight-line method over periods ranging from 20 to 35 years. Other intangible assets consist of trade names acquired in business combinations and are amortized using the straight-line method over periods ranging from 15 to 40 years. During fiscal 2000, the Company recorded an impairment charge on its goodwill and other intangible assets (see Note 10).

         OTHER ASSETS - Other assets primarily consists of financing fees and a non-competition agreement. Financing fees represent fees in connection with a loan agreement and are amortized using the straight-line method over the remaining term of the loan agreement (see Note 7).

         IMPAIRMENT OF LONG-LIVED ASSETS - The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related carrying value of the asset to its estimated fair value. During fiscal 2000, the Company recorded an impairment charge on its goodwill and other intangible assets and other assets (see Note 10).

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

         FOREIGN CURRENCY TRANSLATION - Balance sheet accounts for foreign operations are translated at the exchange rate at the balance sheet date, and statement of operations accounts are translated at the weighted-average exchange rate for the year. Resulting translation adjustments are included in accumulated other comprehensive income in the accompanying statements of stockholders' (deficiency) equity. Net transaction losses included in general and administrative expenses were approximately $660,000, $228,000 and $186,000 during the years ended June 30, 2000, 1999 and 1998, respectively.

         NET SALES - Revenue is recognized upon shipment of product to the customer, with allowances for estimated returns, rebates and other allowances.

         NEW ACCOUNTING PRONOUNCEMENT - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133, which was amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, which will be the fiscal quarter ending September 30, 2000 for the Company. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company intends to adopt SFAS 133 effective July 1, 2000. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position or results of operations of the Company because the Company does not have significant derivative activity.

         RECLASSIFICATIONS - Certain reclassifications were made to the prior year financial statements to conform to the current year presentation.

2.    ACQUISITIONS AND DISPOSITIONS

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

         On July 29, 1997, the Company purchased the stock of Ultima Distribution, Inc. ("Ultima"), which was the distributor of the Company's products in Canada, for approximately $130,000. The Company also entered into non-competition agreements with certain of Ultima's former stockholders (see
Note 10).

         On February 1, 1998, the Company purchased the stock of Timeposters, Inc. ("Timeposters"), a Canadian developer, manufacturer and marketer of planning and presentation products, including flexible planners, planning boards, other wall boards and easels, and entered into certain non-competition agreements with the founders, who continued to work for the Company. The purchase price was approximately $2,546,000. In June 1998, the Company combined Timeposters' manufacturing and distribution with Ultima's operations and renamed that subsidiary Day Runner Canada, Inc. (see Note 10).

         On October 1, 1997, the Company purchased substantially all of the operating assets of Ram Manufacturing, Inc. ("Ram"), an Arkansas-based developer, manufacturer and marketer of wallboards. The purchase price was approximately $2,400,000. The Company also assumed certain liabilities totaling approximately $3,000,000. In addition, contingent payments could have been paid through December 31, 2000, based upon Ram's operating performance during that period. In June 2000, the Company closed Ram and on July 3, 2000 sold the majority of the operating assets of Ram for $456,000. The Company recorded a restructuring charge relating to the exit of this activity of $4,432,000, of which $2,539,000 is recorded in cost of sales and $1,893,000 is recorded in restructuring and impairment charges in the accompanying consolidated statements of operations for the year ended June 30, 2000 (see Note 10). This sale also terminated any obligation for contingent payments.

3.    INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis. Inventories consists of the following (in thousands):

                                                                         JUNE 30,
                                                                  2000            1999
                                                               ---------        --------

         Raw materials.......................................  $ 16,454         $ 12,026
         Work in process.....................................     2,016            2,138
         Finished goods......................................    15,576           28,197
                                                               ---------        --------
                             Total...........................  $ 34,046         $ 42,361
                                                               =========        ========

      As part of the Company's restructuring plan that it announced in December 1999, the Company discontinued approximately 600 products. This product reduction resulted in a charge to cost of sales of approximately $4,278,000 during the year ended June 30, 2000 (see Note 10).

4.    PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands):

                                                                         JUNE 30,
                                                                   2000            1999
                                                                 --------        --------

         Displays............................................    $  6,492        $ 11,653
         Data processing equipment and software..............      14,678          14,697
         Machinery and equipment.............................       8,486          11,915
         Leasehold improvements..............................       3,395           5,106
         Vehicles............................................         493             715
                                                                 --------        --------
                             Total...........................      33,544          44,086
         Accumulated depreciation and amortization...........     (22,572)        (26,235)
                                                                 --------        --------
         Property and equipment - net........................    $ 10,972        $ 17,851
                                                                 ========        ========

5.    FINANCIAL INSTRUMENTS

      On September 29, 1998, the Company entered into a call option in order to limit its foreign exchange risk on the purchase of Filofax shares, which were paid for in pounds Sterling. The Company's objective was to protect itself from the risk that the purchase price of the Filofax shares would be adversely affected by changes in exchange rates. During the year ended June 30, 1999, the Company expensed $765,000 to operating expenses for the call option. At June 30, 2000 and 1999, the Company had not entered into any additional foreign currency instruments. The Company does not trade in financial instruments nor does it enter into such contracts for speculative purposes.

6.    ACCRUED EXPENSES

        Accrued expenses consists of the following (in thousands):

                                                              JUNE 30,
                                                         2000         1999
                                                      ---------     ---------
        Accrued sales and promotion costs..........   $  13,006    $    9,576
        Accrued payroll and related costs..........       4,028         5,366
        Accrued severance and facilities closure
         costs (Note 10)...........................       1,220
        Other......................................       3,471         4,605
                                                      ---------     ---------
                            Total..................   $  21,725     $  19,547
                                                      =========     =========

7.    LINES OF CREDIT

      On September 23, 1998, the Company entered into a $160,000,000 Revolving Loan Agreement (the "Loan Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). Effective November 24, 1998, the amount was voluntarily reduced to $145,000,000 and unamortized financing fees of approximately $84,000 were charged to interest expense. The loan facility was syndicated with a group of banks in December 1998. During the year ended June 30, 1999, under the terms of the Loan Agreement, the Company paid Wells Fargo a financing fee of $1,200,000, $205,000 of which was charged to interest expense during in the fiscal year ended June 30, 1999. The remaining balance of $955,000 was included in other assets at June 30, 1999 and charged to interest expense during the fiscal year ended June 30, 2000.

         On October 12, 1999, the Company and the banks amended and restated the Loan Agreement (the "Amended Loan Agreement"). The Amended Loan Agreement converted the entire revolving loan availability into a term loan portion of $90,444,000 and a maximum revolving loan availability of $29,556,000. The term loan matures on September 30, 2001, and the revolving credit loan facility matures on October 31, 2000. The maturity date of the revolving credit loan facility could have been automatically extended through September 30, 2001, provided that the Company had achieved as of June 30, 2000, compliance with certain requirements, including a minimum EBITDA, a minimum fixed charge coverage ratio and a maximum funded senior debt ratio, as defined in the Amended Loan Agreement. The Company did not satisfy these conditions and, as a result, the revolving facility will terminate on October 31, 2000 unless the credit facility is further amended and extended. As a result of entering into the Amended Loan Agreement, unamortized deferred financing fees due under the Loan Agreement of approximately $955,000 were charged to interest expense in October 1999. At June 30, 2000, the Company had $99,077,000 outstanding under the Amended Loan Agreement and had outstanding letters of credit totaling approximately $40,000.

         The Amended Loan Agreement is secured by the Company's assets and includes, among other things, financial covenants that have been applicable since October 12, 1999 (stockholders' equity and current ratio) certain other covenants which become effective in the quarter ending September 30, 2000 (maintenance of a minimum fixed charge coverage ratio, a minimum EBITDA covenant, and a maximum funded senior debt coverage ratio) and a covenant that becomes applicable in the quarter ending December 31, 2000 (maximum operating expenses to net sales ratio), all as defined in the amended agreement. The Amended Loan Agreement also limits, among other things, the incurrence of liens and other indebtedness, mergers, consolidations, the sales of assets, lease obligations, annual capital expenditures, advances, investments and loans by the Company and its subsidiaries, dividends, stock repurchases and certain transactions with affiliates. The Amended Loan Agreement permits up to $1,500,000 overdraft indebtedness (net of cash deposits) for Filofax and its subsidiaries.

         The Amended Loan Agreement provides that outstanding balances bear interest at the Company's election at either (i) the higher of the Agent Bank's prime rate or the Federal Funds Rate plus 50.00 basis points, plus an interest rate margin ranging from 12.50 to 200.00 basis points, or (ii) the applicable eurodollar rate plus an interest rate margin ranging from 112.50 to 300.00 basis points, depending on the level of the funded debt ratio at the end of each fiscal quarter. During the year ended June 30, 2000, the weighted-average interest rate was 9.7%. The weighted-average interest rate at June 30, 2000, was 10.0%.

         The Amended Loan Agreement also provides that the Company is obligated to pay certain fees, which include: an unused revolving loan commitment fee ranging from 37.50 to 67.50 basis points, which varies with the level of the funded debt ratio at the end of each fiscal quarter, payable quarterly in arrears; letter of credit fees ranging from 112.50 to 300.00 basis points, which varies with the level of funded debt ratio corresponding to the time the letter of credit is issued; and amendment and other standard fees of approximately $1,710,000, which were paid during the year ended June 30, 2000. Of the $1,710,000 in deferred financing fees paid during fiscal 2000, $727,000 was charged to interest expense during the fiscal year ended June 30, 2000 and the unamortized fees totaling $983,000 are included in other assets in the accompanying consolidated balance sheets.

         Since March 2000, the Company and the banks have entered in a series of waiver agreements related to the Amended Loan Agreement. These waiver agreements, which continue through October 31, 2000, waive compliance with certain financial covenants and permit the Company to borrow funds under the credit facility subject to certain terms and conditions, including the Company's agreement to pursue the sale of substantial assets. Because the existing waiver agreement continues for less than a one-year period, the Company's line of credit is classified as a current liability at June 30, 2000 in the accompanying consolidated balance sheets. As of August 31, 2000, the term loan outstanding was $87,299,000 and the maximum availability under the revolving credit facility was $25,000,000. In the waiver agreement, effective as of August 26, 2000, it was agreed among the banks that amounts in excess of $19,500,000 under the revolving credit facility would be provided by all but one of the banks in the syndicate. In addition, the waiver agreement provides that any scheduled interest payments on the term loan and on the revolving loans up to $19,500,000 otherwise due during the period commencing August 31, 2000 through and including October 30, 2000 shall be deferred until October 31, 2000 but continue to accrue during such time.

8.    LOAN NOTES

         In November 1998, loan notes in the amount of L1,477,000 (US $2,328,000) were issued in connection with the Filofax acquisition, are unsecured obligations of the Company's U.K. subsidiary and bear interest at LIBOR (6.39% at June 30, 2000) less 1%. Interest on the Loan Notes is paid annually in arrears beginning September 30, 1999. The Loan Notes are redeemable, in whole or in part, at the holder's option on each interest payment date. Unless they have previously been redeemed, all Loan Notes will be redeemed on September 30, 2003. As of June 30, 2000, L1,318,000 (US $1,990,000) of the Loan
Notes had been redeemed. As of September 7, 2000, an additional L129,000 (US $194,000) of the Loan Notes had been called and will be redeemed on September 30, 2000.

9.    COMMITMENTS

         The Company has five noncancelable operating leases for its principal operating facilities. The leases expire through 2006. The leases include renewal options that, if exercised, would extend the lease terms through 2016, and the leases provide for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index, subject to certain minimum increases. The Company has entered into a sublease agreement on one of its facilities which expires in August 2001, the same date the Company's operating lease expires with its landlord. The Company also has entered into leases for certain production, warehouse, computer, and office equipment under noncancelable operating leases that expire through June 2006.

         Future minimum lease payments under the non-cancelable operating leases at June 30, 2000 are summarized as follows (in thousands):



      YEARS ENDING JUNE 30,
      ---------------------
      2001............................................   $   5,077
      2002............................................       4,138
      2003............................................       3,621
      2004............................................       2,854
      2005............................................       2,362
      Thereafter......................................       2,316
                                                         ---------
      Total future minimum lease payments (not
        reduced by sublease rentals of $259)..........   $  20,368
                                                         =========


         Rent expense totaled $6,010,000, $5,626,000 and $4,025,000 for the years ended June 30, 2000, 1999 and 1998, respectively. Included in rent expense is $240,000, $240,000 and $180,000 for the years ended June 30, 2000, 1999 and
1998, respectively related to rent amounts paid to a related party.

         In March 2000, the Company entered into a Letter Agreement ("Letter Agreement") with a consulting firm for certain executive services. As amended in May 2000, the Letter Agreement establishes a monthly fixed fee of $110,000 for such services and the appointment of a principal from the consulting firm as interim Chief Executive Officer of the Company. The term of the amended Letter Agreement extends through June 30, 2001. In addition, certain success fees will be payable to the consulting firm based on the Company's achievement of the following financial ratios during the year ending June 30, 2001. Success fees of $300,000 are payable by the Company if earnings before income taxes, depreciation and amortization ("EBITDA") exceeds $1,919,000, in addition to 30% of EBITDA exceeding $1,919,000, not to exceed total success fees of $1,500,000. Additionally, the Company shall pay contingent fees based on a percentage of dollar savings generated from various consulting projects.

         In November 1999, the Company entered into a license agreement ("License Agreement") with a licensor whereby the Company may manufacture and sell certain merchandise articles using or based upon material which is a registered trademark of the corporation. The License Agreement commences July 1, 2000 and expires July 1, 2003. The Company will pay the licensor 13% of net sales of licensed articles, as defined. The license fees payable total $1,800,000 in aggregate during the term of the License Agreement. An advance minimum royalty of $600,000 was paid during fiscal year 2000 and is recorded in prepaid and other current assets on the accompanying consolidated balance sheets.

Minimum aggregate licensing fees due as of July 1, 2001 and 2002 total $1,200,000 and $1,800,000, respectively. The license agreement will terminate in the event of a breach of contract or termination of the business.

         During the three years ended June 30, 2000, the Company has entered into consulting agreements for certain executive services with a member of the Board of Directors and Audit Committee. The last agreement, which was entered into in November 1999, was canceled in September 2000. Total amounts paid to the director under the consulting agreement totaled $87,000 and $75,000 during the years ended June 30, 2000 and 1999, respectively. No amounts were paid to the director under the consulting agreement during fiscal 1998.

10.    RESTRUCTURING AND IMPAIRMENT CHARGES AND RELATED ACCRUALS

         For a number of quarters, the Company's results have been adversely affected by changes in supply chain management practices of the large U.S. retailers that account for the majority of the Company's U.S. sales. The Company believes that the U.S. retail environment has changed and that large U.S. retailers will continue to emphasize minimizing on-hand inventories and increasing inventory turns. As a result of this, on December 29, 1999, the Company announced that it was developing a plan to restructure its operations to substantially reduce costs.

         As part of this restructuring plan, the Company (i) reduced headcount;
(ii) closed its Irvine, California headquarters and consolidated those activities into its Fullerton, California center; (iii) closed its manufacturing facility in the United Kingdom and moved those activities to subcontractors;
(iv) closed its Little Rock, Arkansas manufacturing plant and sold certain of the Ram operating assets (see Note 2); (v) retained Crossroads, LLC, an interim management firm; (vi) discontinued approximately 600 products and (vii) in August 2000, closed its Australian subsidiary and began distributing its products through a third party distributor in Australia. The Company plans to continue its restructuring plan through fiscal 2001.

         As a result of the restructuring activities in fiscal 2000, the Company recorded $13,895,000 in restructuring charges, which consist of $7,286,000 in facilities closure costs and the related write down of inventories, $4,278,000 in product line reduction costs and $2,331,000 in severance costs. Of the restructuring charges, $4,664,000 is included in restructuring and impairment charges and $9,231,000 is included in cost of goods sold in the accompanying consolidated statements of operations for the year ended June 30, 2000. During the fourth quarter of fiscal 2000, $10,865,000 of these restructuring charges were recorded. Included in accrued expenses at June 30, 2000 in the accompanying consolidated balance sheets is $1,220,000 of restructuring costs, of which $1,064,000 represents severance costs. The severance costs recorded during fiscal 2000 were the result of 193 terminations. The primary portion of the severance costs consists of payments to five former officers.

         In addition, during the fourth quarter of fiscal 2000, the Company decided to pursue the sale of substantial assets. As a result, the Company performed an impairment analysis and concluded that the carrying value of certain of these assets was in excess of their fair value. Fair value was estimated based on estimated proceeds less related selling costs. The proceeds were estimated using a variety of assumptions, and there can be no assurance that the actual proceeds will not differ significantly from these estimates. The amount in excess of fair value of $59,337,000 is recorded in restructuring and impairment charges in the accompanying consolidated statements of operations for the year ended June 30, 2000.

         Operations that may be eliminated due to the Company's pursuit of the sale of certain assets, as part of the restructuring of operations, which are included in the consolidated financial statements as of and during the years ended June 30, are as follows (in thousands):

                                                2000           1999
                                             ---------       --------
         Net sales                          $   60,333     $   35,848
         (Loss) income from operations         (58,735)         5,904
         Working capital                        10,129          7,568
         Long-term assets                       20,765         83,838

         There would be no impact on amounts reported in fiscal 1998.

         Finally, the Company performed an impairment analysis and concluded that the future undiscounted cash flows were below the carrying value of certain of its related long-lived assets that it intends to retain. Accordingly, the Company recorded a noncash impairment loss to adjust the carrying values of goodwill and other intangible assets and other assets to their estimated fair values, which were determined based on anticipated future cash flows discounted at a rate commensurate with the risks involved. Included in restructuring and impairment charges in the accompanying consolidated statements of operations is $2,213,000, of which $1,830,000 relates to goodwill and other intangible assets and $383,000 relates to a non-compete agreement.

11.   INCOME TAXES

         The components of (loss) income before provision (benefit) for income taxes are as follows (in thousands):


                                                            YEARS ENDED JUNE 30,
                                                     2000          1999          1998
                                                 -------------  ----------   ----------
          United States......................... $    (96,424)  $   (9,704)  $   22,856
          Other.................................       (5,169)       2,917        2,885
                                                 -------------  ----------   ----------
             Total.............................. $   (101,593)  $   (6,787)  $   25,741
                                                 =============  ===========  ==========

         The provision (benefit) for income taxes consists of the following (in thousands):

                                                            YEARS ENDED JUNE 30,
                                                     2000          1999          1998
                                                 -------------  ----------   ----------
        Current:
          Federal............................... $     (7,595)   $    (310)   $   8,565
          State.................................          512           (8)       1,477
          Foreign...............................          938        1,500          623
                                                 -------------  ----------   ----------
        Total current...........................       (6,145)       1,182       10,665
                                                 -------------  ----------   ----------
        Deferred:
          Federal...............................       10,067       (3,821)        (920)
          State.................................        1,122         (150)          88
                                                 -------------  ----------   ----------
        Total deferred..........................       11,189       (3,971)        (832)
                                                 -------------  ----------   ----------
        Total provision (benefit)
          for income taxes...................... $      5,044    $  (2,789)   $   9,833
                                                 =============  ==========   ==========

        Differences between the total income tax provision (benefit) and the amount computed by applying the statutory federal income tax rate to (loss) income before provision (benefit) for income taxes are as follows (in thousands):


                                                            YEARS ENDED JUNE 30,
                                                     2000             1999            1998
                                                   -----------    -----------      -----------
        Computed tax expense using the
          statutory federal income tax rate.....   $   (35,558)    $   (2,375)       $   9,009
        (Decrease) increase in taxes arising
           from:
          Change in valuation allowance.........        43,984
           State taxes, net of
             federal benefit....................        (6,938)          (102)             769
          Foreign earnings taxed at other
            than federal statutory rate.........         2,747            (79)            (387)
          Cumulative undistributed
            earnings of foreign subsidiaries
            at federal statutory rates, net
            of foreign tax credit
            carryforward amounts................         1,491
          Foreign tax credit....................          (634)          (347)
          Other.................................           (48)           114              442
                                                   -----------    -----------      -----------
          Total.................................   $     5,044     $   (2,789)       $   9,833
                                                   ===========    ===========      ===========

         During the fourth quarter of fiscal 2000, the Company recorded a $43,984,000 valuation allowance against its deferred tax assets. Total deferred income tax assets and liabilities consist of the following (in thousands):


                                                                                  JUNE 30,
                                                                         2000                1999
                                                                   ----------------    ----------------
          Deferred income tax assets:
             Restructuring and impairment charges                     $   27,126
              Net operating loss carryforward                              9,128          $    3,384
              Allowance for sales returns                                  1,637               2,433
              Inventory obsolescence reserve                               3,051               1,988
              Allowance for doubtful accounts                              1,042               1,041
              Sales programs                                                 478                 827
              Foreign tax credit                                           2,654                 360
              Depreciation and amortization                                                      443
              Other                                                        1,935                 947
                                                                   ----------------    ----------------
              Total deferred income tax assets                            47,051              11,423
                                                                   ----------------    ----------------
          Deferred income tax liabilities :
              Depreciation and amortization                               (2,161)
              Other                                                         (906)               (234)
                                                                   ----------------    ----------------
              Total deferred income tax liabilities                       (3,067)               (234)
                                                                   ----------------    ----------------
          Subtotal                                                        43,984              11,189
          Valuation allowances                                           (43,984)                  0
                                                                   ----------------    ----------------
          Total                                                       $        0          $   11,189
                                                                   ================    ================

         At June 30, 2000, there were no cumulative undistributed earnings of foreign subsidiaries for which no deferred income taxes have been provided. At June 30, 1999, cumulative undistributed earnings of foreign subsidiaries for which no deferred income taxes have been provided approximated $6,942,000. The additional income taxes payable on the earnings of foreign subsidiaries, when remitted, would be offset by U.S. income tax credits for foreign taxes paid.

         At June 30, 2000, the Company has a federal net operating loss carryforward of $18,493,000. Such carryforward amount will expire in the year ended June 30, 2020. In addition, as of June 30, 2000 the Company has a state net operating loss carryforward of $26,686,000 that will expire between the years ended June 30, 2004 and June 30, 2020.

12.   EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the year. Diluted earnings per share are computed by dividing net (loss) income by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. The following reconciles the numerator and denominator of the basic and diluted per share computations for net (loss) income (in thousands, except per share amounts):

                                                            YEARS ENDED JUNE 30,
                                                2000            1999             1998
                                           ------------    -------------    -------------
   NET (LOSS) INCOME                       $  (106,637)    $     (3,998)    $     15,908
                                           ============    =============    =============
   BASIC WEIGHTED-AVERAGE SHARES
     Weighted-average number of
       common shares outstanding                 2,381            2,379            2,307

   Effect of dilutive securities
     Additional shares from the
      assumed exercise of
      options and warrants                                                           618
     Shares assumed to be repurchased
       under the treasury stock method                                              (420)
                                           ------------    -------------    -------------

   DILUTED WEIGHTED-AVERAGE SHARES
     Weighted-average number of
       common shares outstanding and
       common share equivalents                  2,381            2,379            2,505
                                           ============    =============    =============

   (LOSS) EARNINGS PER SHARE:

     Basic                                 $    (44.79)    $      (1.68)    $       6.90
                                           ============    =============    =============
     Diluted                               $    (44.79)    $      (1.68)    $       6.35
                                           ============    =============    =============

         For the years ended June 30, 2000 there were no dilutive securities included as potential common stock equivalents as they are all antidilutive. During the year ended June 30, 1999, dilutive securities equivalent to 230,700 shares are not included as potential common shares because they are antidilutive. During the year ended June 30, 1998, there were no antidilutive common share equivalents.

13.   STOCK OPTION PLANS

         The Company authorized the issuance of up to 690,000 shares of the Company's common stock under its Amended and Restated 1986 Stock Option Plan. Such options typically become exercisable ratably over a period of five years from the date of issuance and have terms of six to ten years. As of June 30, 2000, options covering 484,421 shares have been exercised and options covering 144,779 shares remain outstanding. No additional options will be granted under this plan as it expired in fiscal 1996.

         Under the Company's 1995 Stock Option Plan (the "Plan"), an aggregate of 480,000 shares of common stock is reserved for issuance to key employees, including officers and directors of the Company. Both incentive stock options and nonstatutory stock options are authorized for issuance under the Plan. The terms of the options are determined at the time of grant. Pursuant to the Plan, the per share option price of incentive stock options may not be less than the fair market value of a share of common stock at the date of grant, and no options may be granted after December 2005. The outstanding options typically become exercisable over a period of five years from the date of issuance and have terms of up to ten years.

         During the years ended June 30, 1999 and 1998, certain officers and employees exercised options to purchase an additional 3,408 and 130,283 shares, respectively, of the Company's common stock for an aggregate of $129,000 and $4,278,000, respectively (see Note 15). No options were exercised during the year ended June 30, 2000.

         In connection with the exercise of nonstatutory stock options and the sale of shares purchased pursuant to incentive stock options, the Company realized a reduction in its current tax liability during the years ended June 30, 1999 and 1998. This reduction totaled $16,000 and $5,207,000, respectively, and was credited to additional paid-in capital in the accompanying consolidated statements of stockholders' (deficiency) equity. As there were no exercises of stock options during the year ended June 30, 2000, the Company did not realize a reduction in its current tax liability.

         A summary of option activity is as follows:

                                                         OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                                    -----------------------------     -------------------------
                                                                        WEIGHTED-                     WEIGHTED-
                                                                         AVERAGE                       AVERAGE
                                                      NUMBER OF         EXERCISE       NUMBER OF      EXERCISE
                                                       OPTIONS            PRICE         OPTIONS         PRICE
                                                    ------------        --------      -----------     ---------
             Outstanding, July 1, 1997...........        418,320          $41.00
                Granted..........................        113,000           85.50
                Exercised........................       (130,283)          32.85
                                                    ------------
             Outstanding, June 30, 1998..........        401,037           56.20        186,730         $43.05
                Granted..........................         88,800           94.70
                Exercised........................         (3,408)          37.75
                Cancelled........................        (23,300)          82.05
                                                    ------------
             Outstanding, June 30, 1999..........        463,129           62.40        268,786          49.70
                Granted..........................        229,000           23.76
                Cancelled........................       (171,900)          59.19
                                                    ------------
             Outstanding, June 30, 2000..........        520,229           46.47        277,486          52.86
                                                    ============

             At June 30, 2000, the range of option prices for shares under options and the weighted-average remaining contractual life is as follows:

                                                      OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                            --------------------------------------     -----------------------
                                                                       WEIGHTED-
                                                          WEIGHTED-     AVERAGE                      WEIGHTED-
                                                           AVERAGE     REMAINING                      AVERAGE
                                             NUMBER OF     EXERCISE   CONTRACTUAL         NUMBER      EXERCISE
        RANGE OF OPTION EXERCISE PRICE        OPTIONS       PRICE        LIFE          EXERCISABLE     PRICE
        ------------------------------      ------------   --------   ------------     -----------   ---------
               $  6.250 - $9.688               122,650     $  9.674         9.55           6,725     $   9.688
                 25.625 - 48.750               213,529       37.691         5.53         155,086        35.509
                65.000 - 103.125               184,050       81.166         7.05         115,675        78.624

         The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for stock option awards. Had compensation cost for the Company's stock option plans and warrants been determined based on the fair value at the grant dates for awards under those plans as required by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net (loss) income and (loss) earnings per common and common equivalent shares would have been reduced to the pro forma amounts indicated below (see Notes 14 and 16):


                                                                             YEARS ENDED JUNE 30,
                                                                    2000             1999          1998
                                                                 ----------      -----------     --------
      Net (loss) income:
                  As reported                                    $(106,637)        $(3,998)       $15,908
                  Pro forma                                      $(108,724)        $(6,694)       $12,617

      (Loss) earnings per common and common equivalent shares:
                  As reported:
                          Basic                                  $  (44.79)        $ (1.68)       $  6.90
                          Diluted                                $  (44.79)        $ (1.68)       $  6.35

                  Pro forma:
                          Basic                                  $  (45.66)        $ (2.81)       $  5.47
                          Diluted                                $  (45.66)        $ (2.81)       $  5.04


         The fair values of the options granted under the plans during fiscal 2000, 1999 and 1998 were estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair values of the options at the date of grant were $17.84, $51.90 and $45.15 during fiscal 2000, 1999 and 1998, respectively. The following weighted-average assumptions for fiscal 2000, 1999 and 1998, respectively, were used: no dividend yield; volatility of 99.00%, 60.00% and 57.21%; risk-free interest rates of 6.305%, 5.245% and 5.877%; and expected option lives of 4.75, 4.85 and 4.74 years. Pro forma compensation cost of options granted under the Employee Stock Purchase Plan is measured based on the discount from market value (see Note 15).

14.   NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

         In November 1998, the Company authorized the issuance of up to 30,000 shares of common stock under a non-employee director stock option plan. The terms of the options are determined at the time of grant. No options may be granted after November 22, 2008. Options typically become exercisable one year from the date of issuance and have terms up to 10 years.

         During the year ended June 30, 2000 and 1999, the Board of Directors and stockholders approved the issuance of options to purchase 5,000 and 10,000 shares, respectively, of the Company's common stock. Such options were granted at a price of $30.390 and $110.625 per share, respectively, vest over a period of one year and expire through December 2009.

         A summary of option activity is as follows:

                                                                        WEIGHTED-                     WEIGHTED-
                                                                         AVERAGE                       AVERAGE
                                                        NUMBER OF       EXERCISE       OPTIONS        EXERCISE
                                                         OPTIONS          PRICE      EXERCISABLE        PRICE
                                                    ------------        --------     -----------      ---------

             Granted.............................         10,000        $110.625
                                                    ------------
             Outstanding, June 30, 1999..........         10,000         110.625          5,000       $110.625
             Granted.............................          5,000          30.390
                                                    ------------
             Outstanding, June 30, 2000..........         15,000          83.880         12,500         94.578
                                                    ============

15.   EMPLOYEE STOCK PURCHASE PLAN

         The Company has an Employee Stock Purchase Plan under which 70,000 shares of common stock were authorized for issuance to employees. Under the plan, eligible employees may purchase, through payroll deductions withheld during an offering period, an amount of common stock not to exceed approximately 5% of the employee's annual compensation. The purchase price per share is the lower of 85% of the fair market value of a share of common stock on the first day of the offering period or on the last day of the offering period. There are two offering periods during each year. During the years ended June 30, 2000, 1999 and 1998, employees purchased an aggregate of 12,713, 4,819 and 3,823 shares of common stock for $45,000, $277,000 and
$302,000, respectively, under this plan. These amounts are included in the amounts shown for exercise of options on the consolidated statements of stockholders' (deficiency) equity (see Note 13).

16.   WARRANTS

         During the year ended June 30, 1998, the Board of Directors approved the issuance of warrants to purchase an aggregate of 43,000 shares of the Company's common stock. Such warrants are exercisable at prices ranging from $84.375 to $103.125 per share, vest over periods up to 48 months, and expire at various times through April 2008. No warrants were granted during the years ended June 30, 2000 and 1999.

         During the year ended June 30, 1998, certain directors exercised warrants to purchase 55,600 shares of the Company's common stock for an aggregate of $673,000. No warrants were exercised during the years ended June 30, 2000 and 1999.

         During the year ended June 30, 1997, the Company issued a warrant to purchase 10,000 shares to a director under the terms of a consulting agreement (see Note 9). Such issuance was accounted for under SFAS No. 123 using the Black-Scholes option pricing model, which resulted in the recording of the fair value of $75,000 and $233,000 in compensation cost during the years ended June 30, 1999 and 1998, respectively. No compensation cost was recorded during the year ended June 30, 2000.

         A summary of warrant activity is as follows:

                                                         WARRANTS OUTSTANDING            WARRANTS EXERCISABLE
                                                    -----------------------------     -------------------------
                                                                        WEIGHTED-                      WEIGHTED-
                                                                         AVERAGE                        AVERAGE
                                                      NUMBER OF         EXERCISE       NUMBER OF        EXERCISE
                                                       WARRANTS           PRICE         WARRANTS         PRICE
                                                    -------------       ---------     -----------      ---------

             Outstanding, July 1, 1997...........        153,200         $  37.10
                Granted..........................         43,000            86.55
                Exercised........................        (55,600)           12.10
                                                    ------------
             Outstanding, June 30, 1998..........        140,600            62.08        96,433          $61.02
                Cancelled........................         (6,000)           84.40
                                                    ------------
             Outstanding, June 30, 1999..........        134,600            61.09       109,600           61.59
                                                    ------------
             Outstanding, June 30, 2000..........        134,600            61.09       119,600           61.36
                                                    ============

         At June 30, 2000, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

                                                     WARRANTS OUTSTANDING                WARRANTS EXERCISABLE
                                            -------------------------------------      -----------------------
                                                                       WEIGHTED
                                                          WEIGHTED-     AVERAGE-                     WEIGHTED-
                                                           AVERAGE      REMAINING                     AVERAGE
                                             NUMBER OF     EXERCISE    CONTRACTUAL        NUMBER      EXERCISE
        RANGE OF WARRANT EXERCISE PRICE       WARRANTS      PRICE         LIFE         EXERCISABLE     PRICE
        -------------------------------     -----------   ----------   ------------    ------------  ---------
                $30.000 - $31.250               20,000     $ 30.625         3.05          20,000     $  30.625
                 47.500 - 64.063                77,600       56.631         4.17          62,600        56.086
                 84.375 - 103.125               37,000       86.909         7.23          37,000        86.909

17.   STOCK SPLIT AND REVERSE STOCK SPLIT

         At a Special Meeting of the Company's stockholders held on March 17, 1998, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to (i) effect a two-for-one split of each of the outstanding shares of common stock of the Company and (ii) increase the number of authorized shares of all classes of stock of the Company from 15,000,000 to 30,000,000, consisting of 29,000,000 shares of common stock, $0.001 par value per share, and 1,000,000 shares of preferred stock, $0.001 par value per share. Both actions were effective March 18, 1998. All share and per share data have been retroactively restated to reflect the two-for-one stock split.

         At a Special Meeting of the Company's stockholders held on April 25, 2000, the Company's stockholders approved a reverse stock split of the Company's outstanding shares of common stock. Following the stockholders' vote, the Board of Directors voted to amend the Company's Certificate of Incorporation to effect a one-for-five reverse stock split of each of the outstanding shares of common stock of the Company. This action was effective May 1, 2000. All common share and per share data have been retroactively restated to reflect the one-for-five reverse stock split.

18.   TREASURY STOCK

         In fiscal 1997, the Board of Directors authorized the purchase of up to 240,000 shares of the Company's common stock, which may be used to meet the Company's common stock requirements for its stock benefit plans. In fiscal 1998, the Board of Directors increased the number of shares of common stock that the Company is authorized to repurchase under this plan by 40,000 shares and authorized the purchase of up to 144,000 shares of the Company's common stock from officers and directors. During fiscal 1999 and 1998, the Company repurchased 19,200 and 139,118, at an average per share cost of $77.65 and $83.15, respectively. No shares were repurchased during fiscal 2000. The 139,118 shares repurchased in fiscal 1998 were from officers and directors at a per share cost equal to the closing price of the stock on the day of the repurchase. In fiscal 2000, 1999 and 1998, 12,713, 8,227, 134,106, respectively, treasury shares were reissued upon the exercise of stock options and warrants and the issuance of common stock under the Employee Stock Purchase Plan.

19.   PROFIT-SHARING AND BONUS PLANS

         The Company has a 401(k) profit-sharing plan in which eligible employees may contribute up to 15% of their eligible earnings. The Company may contribute to the plan at the discretion of the Board of Directors, subject to applicable regulations. In the years ended June 30, 2000, 1999 and 1998, the Board elected to contribute an amount equal to 25% of the first 6% of eligible earnings. Participants vest in the Company's contributions at a rate of 20% after two years of plan participation and 20% each year thereafter until fully vested.

         During the years ended June 30, 2000, 1999 and 1998, the Company's matching contributions were $130,000, $181,000 and $156,000, respectively.

         The Company has an executive bonus plan and incentive compensation arrangements for key employees based on an earnings formula. Compensation expense recorded under these plans was $628,000 during the year ended June 30, 1998. No amounts were recorded under this plan during the years ended June 30, 2000 and 1999.

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

         The Company groups its products into three categories: organizers and planners; their refills, which include calendars, other pages and accessories; and related organizing products. The following table sets forth, for the periods indicated, approximate Day Runner sales by product category.


                                                      YEARS ENDED JUNE 30,
          PRODUCTS                     2000                   1999                     1998
          --------               -----------------     -------------------     ------------------
       (in thousands)
Organizers and planners.........      $  75,427             $   84,956              $  83,069
Refills.........................         65,373                 64,279                 51,876
Related organizing products.....         30,687                 46,977                 32,896
                                     ----------             ----------              ---------
      Total                           $ 171,487             $  196,212              $ 167,841
                                     ==========             ==========              =========


21.   OPERATIONS IN FOREIGN COUNTRIES

         The following is a summary of the financial activity of the Company by geographical area and is prepared on the same basis as the consolidated financial statements (in thousands):


                                                                  YEAR ENDED JUNE 30, 2000
                                   UNITED STATES           EUROPE           OTHER         ELIMINATIONS         TOTAL
                                   -------------      -------------    -------------     -------------     -------------
Net sales to unaffiliated entities   $  107,077         $   47,438       $   16,972                         $   171,487
Transfers between geographic areas        2,500                                 769        $  (3,269)
                                   -------------      -------------    -------------     -------------     -------------
Net sales                            $  109,577         $   47,438       $   17,741        $  (3,269)       $   171,487
                                   =============      =============    =============     =============     =============
Long-lived assets                    $   83,422         $   20,765       $      891        $ (72,474)       $    32,604
                                   =============      =============    =============     =============     =============


                                                                  YEAR ENDED JUNE 30, 1999
                                   UNITED STATES           EUROPE           OTHER         ELIMINATIONS         TOTAL
                                   -------------      -------------    -------------     -------------     -------------
Net sales to unaffiliated entities   $  136,603         $   39,173       $   20,436                         $   196,212
Transfers between geographic areas        2,396                               1,670        $  (4,066)
                                   -------------      -------------    -------------     -------------     -------------
Net sales                            $  138,999         $   39,173       $   22,106        $  (4,066)       $   196,212
                                   =============      =============    =============     =============     =============
Long-lived assets                    $   87,144         $   83,586       $    3,426        $ (68,682)       $   105,474
                                   =============      =============    =============     =============     =============


                                                                  YEAR ENDED JUNE 30, 1998
                                   UNITED STATES           EUROPE           OTHER         ELIMINATIONS         TOTAL
                                   -------------      -------------    -------------     -------------     -------------
Net sales to unaffiliated entities   $  152,939         $    2,745       $   12,157                         $   167,841
Transfers between geographic areas        2,347                               2,169        $  (4,516)
                                   -------------      -------------    -------------     -------------     -------------
Net sales                            $  155,286         $    2,745       $   14,326        $  (4,516)       $   167,841
                                   =============      =============    =============     =============     =============
Long-lived assets                    $   16,267         $       95       $    3,364        $  (3,117)       $    16,609
                                   =============      =============    =============     =============     =============



22.   CONTINGENCIES

         In September 1999, two, and in October 1999, one additional, purported securities class action lawsuits were filed in the United States District Court for the Central District California (the "District Court") against the Company and certain of its officers and directors. The complaints alleged that the Company violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder through the misstatement of the Company's financial results of operations for the first through third quarters of fiscal 1999. These alleged misstatements purportedly consisted of improper accounting for manufacturing variances and other costs. The plaintiffs in all these actions purported to represent a class consisting of all purchasers of the Company's Common Stock between October 20, 1998 and August 31, 1999.

         On January 14, 2000, a consolidated amended complaint (the "Amended Complaint") was filed in the District Court against the Company and certain of its officers and directors. The Amended Complaint extended the time period for purported class members to include persons who purchased the Company's Common Stock between February 1, 1998 through August 31, 1999. In addition to the alleged misstatements included in the earlier complaints, the Amended Complaint alleged that the Company failed to make certain disclosures during this time period and that certain officers and directors sold shares of the Company's Common Stock during this period. As they did in the earlier complaints, the plaintiffs sought unspecified compensatory damages in the Amended Complaint.

         On May 15, 2000, the plaintiffs dismissed the Amended Complaint without prejudice.

         The Company is not a party to any litigation that, in the opinion of management, would reasonably be expected to have a materially adverse effect on the consolidated financial statements.

23.   SUPPLEMENTAL CASH FLOW INFORMATION

      Disclosure of cash flow information (in thousands):


                                                                 YEARS ENDED JUNE 30,
                                                         2000            1999           1998
                                                     ------------    -----------    -------------
         Cash paid (received) for:
             Interest.......................         $     9,032     $    4,944     $         91
             Income taxes, net of refunds            $    (2,727)    $    1,488     $      8,862

         During the year ended June 30, 1999, the net cash expended by the Company in its acquisition of Filofax was used as follows (in thousands) (see
Note 2):

         Fair value of assets acquired               $  (117,203)
         Liabilities assumed                              29,186
                                                     ------------
         Cash paid                                   $   (88,017)
                                                     ============

         During the year ended June 30, 1998, the Company purchased all of the capital stock of Ultima Distribution, Inc. and Timeposters, Inc. The Company also purchased certain of the assets of Ram Manufacturing, Inc. In conjunction with these acquisitions, net cash expended was as follows (in thousands) (see
Note 2):

         Fair value of assets acquired               $   (11,809)
         Liabilities assumed                               7,183
                                                     ------------
         Cash paid                                   $    (4,626)
                                                     ============

         During the year ended June 30, 1999, the Company purchased 703,308 shares of Filofax's outstanding common stock by issuing L1,477,000 (US $2,328,000) in Loan Notes (see Note 8) to former shareholders of Filofax.

         The Company realized a reduction in its current income tax liability during fiscal 1999 and 1998 in the amount of $16,000 and $5,207,000, respectively. The Company did not realize a reduction in its current income tax liability during fiscal 2000. Such amounts were credited to additional paid-in capital (see Note 13).

         At June 30, 2000, the Company reclassified $1,462,000 from property and equipment to prepaid expenses and other current assets related to the Burgess Hill land and buildings held for sale.


                                                DAY RUNNER, INC. AND SUBSIDIARIES

                                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                    (DOLLARS IN THOUSANDS)


                                                BALANCE AT                                                        BALANCE AT
                                                 JUNE 30,                          CHARGED TO                      JUNE 30,
CLASSIFICATION                                     1999                            OPERATIONS      DEDUCTIONS        2000
--------------                               ----------------                      ----------      ----------     ---------
Allowance for doubtful accounts and
   sales returns and other allowances......     $ 11,481                           $ 21,963        $(25,053)      $  8,391
Reserve for obsolete inventories...........        9,735                              8,234          (6,746)        11,223

                                                BALANCE AT                                                        BALANCE AT
                                                 JUNE 30,           FILOFAX        CHARGED TO                      JUNE 30,
CLASSIFICATION                                     1998           ACQUISITION      OPERATIONS      DEDUCTIONS        1999
--------------                               ----------------     -----------      ----------      ----------     ---------

Allowance for doubtful accounts and
   sales returns and other allowances......     $  9,942          $  1,580         $ 19,039        $(19,080)      $ 11,481
Reserve for obsolete inventories...........        3,052             4,782            4,286          (2,385)         9,735

                                                BALANCE AT                                                        BALANCE AT
                                                 JUNE 30,                          CHARGED TO                      JUNE 30,
CLASSIFICATION                                     1997                            OPERATIONS      DEDUCTIONS        1998
--------------                               ----------------                      ----------      ----------     ---------

Allowance for doubtful accounts and
   sales returns and other allowances......     $  8,664                            $  9,799        $(8,521)      $  9,942
Reserve for obsolete inventories...........        3,259                                 898         (1,105)         3,052


                                      EXHIBIT INDEX


EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------

3.1 Certificate of Amendment of Certificate of Incorporation of Day Runner, Inc. effective as of April 27, 2000

10.2 Amendment No. 5 to Day Runner, Inc. 1995 Stock Option Plan, dated September 30, 1999

10.7            Second Amendment to Officer Severance Plan effective as of
                July 14, 2000

10.20 Letter Agreement dated September 26, 2000 terminating the Consulting Agreement effective November 22, 1999 between Registrant and Mr. Alan R. Rachlin

10.24 Crossroads Letter Agreement dated March 27, 2000 between the Registrant and Crossroads, LLC and Amendment No. 2 thereto, dated May 15, 2000

21.1            Subsidiaries of the Registrant

23.1            Consent of Deloitte & Touche LLP

27.1            Financial Data Schedule