Form 10-Q
period 2000-09-30
DAY RUNNER INC
filed 2000-11-13
CIK 853102

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)
/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

/_/      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                .
                              -----------------  ----------------

                         Commission file number 0-19835

                                DAY RUNNER, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                         95-3624280
    (State or other jurisdiction                         (I.R.S. Employer
   of incorporation or organization)                   Identification Number)

                             2750 WEST MOORE AVENUE
                           FULLERTON, CALIFORNIA 92833
              (Address and zip code of principal executive offices)

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

                                  Yes /X/ No /_/

         Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date:

         CLASS                 NUMBER OF SHARES OUTSTANDING AT NOVEMBER 10, 2000
------------------------------ -----------------------------------------------
Common Stock, $0.001 par value                2,392,860

                                DAY RUNNER, INC.

                                      INDEX
                                      -----


                                                                                                     PAGE REFERENCE
                                                                                                     --------------
COVER PAGE.......................................................................................           1

INDEX    ........................................................................................           2

PART I -- FINANCIAL INFORMATION

         Item 1.     Consolidated Financial Statements

                     Consolidated Balance Sheets
                       September 30, 2000 and June 30, 2000......................................           3

                     Consolidated Statements of Income
                       Three Months Ended September 30, 2000 and 1999............................           4

                     Consolidated Statements of Cash Flows
                       Three Months Ended September 30, 2000 and 1999............................           5

                     Notes to Consolidated Financial Statements..................................           6

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations...............................          14

         Item 3.     Quantitative and Qualitative Disclosures About Market Risk..................          21

PART II -- OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K............................................          22

SIGNATURES.......................................................................................          23


                        DAY RUNNER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                      SEPTEMBER 30,      JUNE 30,
                                                                                          2000             2000
                                                                                    --------------       ---------
                                                                                      (UNAUDITED)
Current assets:
    Cash and cash equivalents......................................................    $  7,102          $ 3,960
    Accounts receivable (less allowance for doubtful accounts and sales returns and other allowances of $9,410 and $8,391 at
       September 30, 2000 and June 30, 2000, respectively).........................      31,453           18,563
    Inventories....................................................................      31,386           34,046
    Prepaid expenses and other current assets......................................       5,365            6,098
    Income taxes receivable........................................................       1,192            1,823
                                                                                       --------         --------
       Total current assets........................................................      76,498           64,490

Property and equipment, net .......................................................       9,405           10,972
Goodwill and other intangible assets (net of accumulated amortization of $4,170
    and $4,042 at September 30, 2000 and June 30, 2000, respectively)..............      20,294           20,422
Other assets (net of accumulated amortization of $924 and $727 at September
     30, 2000 and June 30, 2000, respectively).....................................         996            1,210
                                                                                       --------         --------
TOTAL  ............................................................................    $107,193          $97,094
                                                                                       ========         ========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Line of credit.................................................................    $107,841         $ 99,077
    Accounts payable...............................................................      10,022           12,373
    Accrued expenses...............................................................      24,994           21,725
    Current portion of loan notes..................................................                          194
                                                                                       --------         --------
       Total current liabilities...................................................     142,857          133,369
                                                                                       --------         --------

Long-term liabilities:
    Loan notes.....................................................................          44               45
                                                                                       --------         --------
       Total long-term liabilities.................................................          44               45
                                                                                       --------         --------
Commitments and contingencies

Stockholders' deficiency:
    Preferred stock (1,000,000 shares authorized; $0.001 par value; no shares issued or outstanding)
    Common stock (29,000,000 shares authorized; $0.001 par value; 2,537,719 shares issued and 2,392,860 shares outstanding at September 30, 2000 and
       June 30, 2000)..............................................................           2                2
    Additional paid-in capital.....................................................      19,181           19,181
    Accumulated deficit............................................................     (45,060)         (45,559)
    Accumulated other comprehensive income.........................................         946             833
    Treasury stock - At cost (144,859 shares at September 30, 2000 and
       June 30, 2000)..............................................................     (10,777)         (10,777)
                                                                                       --------         --------
       Total stockholders' deficiency..............................................     (35,708)         (36,320)
                                                                                       --------         --------
TOTAL  ............................................................................    $107,193         $ 97,094
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

                        DAY RUNNER, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                               THREE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                              ---------------------
                                                                                                 2000       1999
                                                                                              --------    ---------
Net sales...............................................................................      $41,824       $51,853
Cost of goods sold......................................................................       19,814        25,971
                                                                                              -------     ---------
Gross profit............................................................................       22,010        25,882
                                                                                              -------     ---------
Operating expenses:
     Selling, marketing and distribution................................................       11,331        15,670
     General and administrative.........................................................        6,580         6,935
     Restructuring and impairment charges...............................................           84
                                                                                              -------     ---------
       Total operating expenses.........................................................       17,995        22,605
                                                                                              -------     ---------
Income from operations..................................................................        4,015         3,277
Net interest expense....................................................................        2,889         2,144
                                                                                              -------     ---------

Income before provision for income taxes................................................        1,126         1,133
Provision for income taxes..............................................................          627           533
                                                                                              -------     ---------
Net income..............................................................................      $   499     $     600
                                                                                              =======     =========
Earnings per common share:
     Basic..............................................................................      $  0.21     $   0.25
                                                                                              =======     ========
     Diluted............................................................................      $  0.21     $   0.25
                                                                                              =======     ========
Weighted-average number of common shares outstanding:
     Basic..............................................................................        2,393        2,380
                                                                                              =======     ========
     Diluted............................................................................        2,393        2,426
                                                                                              =======     ========




          See accompanying notes to consolidated financial statements.

                        DAY RUNNER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                                           Three Months Ended
                                                                                               SEPTEMBER 30,
                                                                                          ---------------------
                                                                                             2000        1999
                                                                                          ---------    --------
Cash flows from operating activities:
    Net income....................................................................        $   499       $  600
    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
       Depreciation and amortization..............................................          2,042        3,081
       Provision for doubtful accounts and sales returns and other allowances.....          3,214        5,619
       Loss on disposal of property and equipment.................................            168            3
       Changes in operating assets and liabilities:
          Accounts receivable.....................................................        (16,365)      (8,526)
          Inventories.............................................................          2,427       (2,234)
          Prepaid expenses and other current assets...............................            436         (732)
          Income taxes receivable.................................................            684        1,667
          Accounts payable........................................................         (2,250)      (1,499)
          Accrued expenses........................................................          3,274        1,850
          Income taxes payable....................................................                       1,278
                                                                                        ---------    ---------
          Net cash (used in) provided by operating activities.....................         (5,871)       1,107
                                                                                        ---------    ---------
Cash flows from investing activities:
    Proceeds on disposition of property and equipment.............................              7
    Acquisition of property and equipment.........................................           (161)      (1,144)
    Other assets..................................................................             19         (564)
                                                                                        ---------    ---------
         Net cash used in investing activities....................................           (135)      (1,708)
                                                                                        ---------    ---------
Cash flows from financing activities:
    Net borrowings under line of credit...........................................          9,242        2,954
    Repayment of loan notes.......................................................           (193)      (2,184)
                                                                                        ---------    ---------
         Net cash provided by financing activities................................          9,049          770
                                                                                        ---------    ---------
Effect of exchange rate changes in cash...........................................             99           26
                                                                                        ---------    ---------
Net increase in cash and cash equivalents.........................................          3,142          195
Cash and cash equivalents at beginning of period..................................          3,960        9,132
                                                                                        ---------    ---------
Cash and cash equivalents at end of period........................................      $   7,102    $   9,327
                                                                                        =========    =========



          See accompanying notes to consolidated financial statements.

                        DAY RUNNER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999)


1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

         The accompanying consolidated balance sheet as of September 30, 2000 and consolidated statements of income and cash flows for the three-month periods ended September 30, 2000 and 1999 of Day Runner, Inc. and subsidiaries ("the Company") are unaudited but, in the opinion of management, include all adjustments consisting of normal, recurring accruals necessary for a fair presentation of the financial position and the results of operations for such periods. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in the consolidated financial statements included herein are adequate to make the information therein not misleading. The consolidated financial statements included herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 2000, and the notes thereto, which are included in the Company's Annual Report on Form 10-K.

         The results of operations for the three months ended September 30, 2000 and 1999 are not necessarily indicative of the results for a full year. The seasonality of the Company's financial results and the unpredictability of the factors affecting such seasonality make the Company's quarterly and yearly financial results difficult to predict and subject to significant fluctuation.

         As discussed in Note 3, at September 30 and June 30, 2000, the Company would not have been in compliance with certain financial covenants of its loan agreement had the lenders not temporarily waived the covenants. The Company's difficulties in meeting its loan agreement covenants and financing needs, its recurring losses from operations and its negative working capital position raise substantial doubt about its ability to continue as a going concern. The Company is negotiating with its lenders to restructure its debt and provide long-term financing to the Company and expects to sign a definitive loan agreement in November 2000. The waiver agreement between the Company and its lenders for the existing loan agreement expired on October 31, 2000. The Company anticipates that a new loan agreement will include a waiver for any defaults that occur between November 1, 2000 and the date the new loan agreement is signed. The Company's continued existence is dependent upon several factors including the Company's ability to renegotiate the terms and covenants of the loan agreement and there can be no assurance that the Company will succeed in these negotiations and/or obtain further waivers of the existing loan agreement.

         For a number of quarters, the Company's results have been adversely affected by changes in supply chain management practices of the large U.S. retailers that account for the majority of the Company's U.S. sales. The Company believes that the U.S. retail environment has changed and that large U.S. retailers will continue to emphasize minimizing on-hand inventories and increasing inventory turns. Other major factors causing lower sales include the reduction of certain kinds of promotional activity, the Company's decision to de-emphasize sales of certain less profitable products and to certain less profitable channels and increased competition from substitutes for paper-based organizers.

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

         The Company's near and long-term operating strategies are focused on stabilizing profitable sales volume in its retail markets, exploiting product innovation and promotions where appropriate profitability is achieved, and aggressively reducing costs to better position the Company to compete under current market conditions. The Company remains highly focused on providing products of recognizable value to the consumer, while removing any product and service costs not recognized or valued by the ultimate consumer. In addition, the Company is aggressively pursuing the elimination or sale of unproductive assets, as well as the potential sale of substantial assets, to reduce the Company's present debt burden.

         The Company is currently in negotiations to obtain long-term financing and expects that a loan agreement and/or an additional waiver agreement(s) will be negotiated with its existing bank group. Although there can be no assurance that the Company's restructuring and long-term financing efforts will be successful, the Company believes that the restructuring efforts presently underway will significantly improve its operating results and should increase the Company's ability to renegotiate the terms of its current debt.

         These business conditions have been considered in evaluating the recoverability and classification of recorded asset and liability accounts. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary should the entity be unable to continue as a going concern (see Note 5).

         NEW ACCOUNTING PRONOUNCEMENTS - Effective July 1, 2000, the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which was amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The adoption of SFAS 133 has not had an impact on the financial position or results of operations of the Company because the Company does not have significant derivative activity.

         In December 1999, the Securities and Exchange Commission (the "SEC") published Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS, effective for the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 provides guidance in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. The Company is assessing the impact that this bulletin may have on the financial statements.

2.  INVENTORIES

         Inventories consist of the following (in thousands):



                                            SEPTEMBER 30,           JUNE 30,
                                                2000                  2000
                                            -------------         -----------
         Raw materials...................     $ 4,423               $  5,127
         Work in process.................       1,527                  2,016
         Finished goods..................      25,436                 26,903
                                              -------               --------
                  Total..................     $31,386               $ 34,046
                                              =======               ========



3.  LINE OF CREDIT

      On September 23, 1998, the Company entered into a $160,000,000 Revolving Loan Agreement (the "Loan Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). Effective November 24, 1998, the amount was voluntarily reduced to $145,000,000 and unamortized financing fees of approximately $84,000 were charged to interest expense. The loan facility was syndicated with a group of banks in December 1998. During the year ended June 30, 1999, under the terms of the Loan Agreement, the Company paid Wells Fargo a financing fee of $1,200,000, $40,000 of which was charged to interest expense during the quarter ended September 30, 1999.

         On October 12, 1999, the Company and the banks amended and restated the Loan Agreement (the "Amended Loan Agreement"). The Amended Loan Agreement converted the entire revolving loan availability into a term loan portion of $90,444,000 and a maximum revolving loan availability of $29,556,000. The term loan matures on September 30, 2001, and the revolving credit loan facility matured on October 31, 2000. The maturity date of the revolving credit loan facility could have been automatically extended through September 30, 2001, provided that the Company had achieved as of June 30, 2000, compliance with certain requirements, including a minimum EBITDA, a minimum fixed charge coverage ratio and a maximum funded senior debt ratio, as defined in the Amended Loan Agreement. The Company did not satisfy these conditions and, as a result, the revolving facility terminated on October 31, 2000. As a result of entering into the Amended Loan Agreement, unamortized deferred financing fees due under the Loan Agreement of approximately $955,000 were charged to interest expense in October 1999. At September 30, 2000, the Company had $107,841,000 outstanding under the Amended Loan Agreement.

         The Amended Loan Agreement is secured by the Company's assets and includes, among other things, financial covenants that have been applicable since October 12, 1999 (stockholders' equity and current ratio) certain other covenants which become effective in the quarter ending September 30, 2000 (maintenance of a minimum fixed charge coverage ratio, a minimum EBITDA, and a maximum funded senior debt coverage ratio) and a covenant that becomes applicable in the quarter ending December 31, 2000 (maximum operating expenses to net sales ratio), all as defined in the amended agreement. The Amended Loan Agreement also limits, among other things, the incurrence of liens and other indebtedness, mergers, consolidations, the sales of assets, lease obligations, annual capital expenditures, advances, investments and loans by the Company and its subsidiaries, dividends, stock repurchases and certain transactions with affiliates. The Amended Loan Agreement permits up to $1,500,000 overdraft indebtedness (net of cash deposits) for Filofax and its subsidiaries.

         The Amended Loan Agreement provided that outstanding balances would bear interest at the Company's election at either (i) the higher of the Agent Bank's prime rate or the Federal Funds Rate plus 50.00 basis points, plus an interest rate margin ranging from 12.50 to 200.00 basis points, or (ii) the applicable eurodollar rate plus an interest rate margin ranging from 112.50 to
300.00 basis points, depending on the level of the funded debt ratio at the end of each fiscal quarter. These terms were modified in the waiver agreements and, as a result, the Company has borrowed funds at the Agent Bank's prime rate plus an interest rate margin of 200 basis points. During the quarter ended September 30, 2000, the weighted-average interest rate was 10.1%. The weighted-average interest rate at September 30, 2000 was 10.7%.

         The Amended Loan Agreement also provides that the Company is obligated to pay certain fees, which include: an unused revolving loan commitment fee ranging from 37.50 to 67.50 basis points, which varies with the level of the funded debt ratio at the end of each fiscal quarter, payable quarterly in arrears; letter of credit fees ranging from 112.50 to 300.00 basis points, which varies with the level of funded debt ratio corresponding to the time the letter of credit is issued; and amendment and other standard fees of approximately $1,710,000, which were paid during the year ended June 30, 2000. Of the $1,710,000 in deferred financing fees paid during fiscal 2000, $197,000 was charged to interest expense during the quarter ended September 30, 2000 and the unamortized fees totaling $786,000 are included in other assets in the accompanying consolidated balance sheets as of September 30, 2000.

         Since March 2000, the Company and the banks have entered in a series of waiver agreements related to the Amended Loan Agreement. These waiver agreements, which continued through October 31, 2000, waived compliance with certain financial covenants and permitted the Company to borrow funds under the credit facility subject to certain terms and conditions, including the Company's agreement to pursue the sale of substantial assets. Because the existing waiver agreements continued for less than a one-year period, the Company's line of credit is classified as a current liability at September 30, 2000 in the accompanying consolidated balance sheets. As of September 30, 2000, the term loan outstanding was $87,547,000 and the maximum availability under the revolving credit facility was $25,000,000. In the waiver agreement, effective as of August 26, 2000, it was agreed among the banks that amounts in excess of $19,500,000 under the revolving credit facility would be provided by all but one of the banks in the syndicate. In addition, that waiver agreement provided that any scheduled interest payments on the term loan and on the revolving loans up to $19,500,000 otherwise due during the period commencing August 31, 2000 through and including October 30, 2000 shall be deferred until October 31, 2000 but continue to accrue during such time.

         The Company is negotiating with its lenders to restructure its debt and provide long-term financing to the Company and expects to sign a definitive loan agreement in November 2000. The most recent waiver agreement for the Amended Loan Agreement expired on October 31, 2000. The Company anticipates that a new loan agreement will include a waiver of any defaults that occur between November 1, 2000 and the date the new loan agreement is signed. The Company's continued existence is dependent upon several factors including the Company's ability to renegotiate the terms and convenants of the loan agreement and there can be no assurance that the Company will succeed in these negotiations and/or obtain further waivers of the Amended Loan Agreement.

4.  LOAN NOTES

         In November 1998, loan notes in the amount of (pound)1,477,000 (US $2,186,000) were issued in connection WITH the Filofax acquisition. These loan notes are unsecured obligations of the Company's U.K. subsidiary and bear interest at LIBOR (6.8% at September 30, 2000) less 1%. Interest on the Loan Notes is paid annually in arrears beginning September 30, 1999. The Loan Notes are redeemable, in whole or in part, at the holder's option on each interest payment date. Unless they have previously been redeemed, all Loan Notes will be redeemed on September 30, 2003. As of September 30, 2000, (pound)1,447,000 (US $2,142,000) of the Loan Notes had been redeemed.

5.  RESTRUCTURING AND IMPAIRMENT CHARGES AND RELATED ACCRUALS

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

         As part of this restructuring plan, the Company (i) reduced headcount;
(ii) closed its Irvine, California headquarters and consolidated those activities into its Fullerton, California center; (iii) closed its manufacturing facility in the United Kingdom and moved those activities to subcontractors;
(iv) closed its Little Rock, Arkansas manufacturing plant and sold certain of the operating assets; (v) retained Crossroads, LLC, an interim management firm;
(vi) discontinued approximately 600 products and (vii) closed its Australian subsidiary and began distributing its products through a third party distributor in Australia. The Company is continuing its restructuring plan through fiscal 2001.

         During the quarter ended September 30, 2000, the Company recorded $112,000 in restructuring charges, which consist of $50,000 in facilities closure costs and related write down of inventories and $62,000 in severance costs. Of the restructuring charges, $28,000 is included in cost of goods sold and $84,000 is included in restructuring and impairment charges for the quarter ended September 30, 2000. No restructuring charges were recorded during the quarter ended September 30, 1999. Included in accrued expenses at June 30, 2000 was $1,220,000 of restructuring costs of which $370,000 was paid out during the quarter ended September 30, 2000. Remaining in accrued expenses at September 30, 2000 is $850,000 in restructuring costs of which $694,000 represents severance costs. The severance costs recorded during the quarter ended September 30, 2000 were the result of seven terminations.

          In addition, during the fourth quarter of fiscal 2000, the Company decided to pursue the sale of substantial assets. As a result, the Company performed an impairment analysis and concluded that the carrying value of certain of these assets was in excess of their fair value. Fair value was estimated based on estimated proceeds less related selling costs. The proceeds were estimated using a variety of assumptions, and there can be no assurance that the actual proceeds will not differ significantly from these estimates. As a result of the impairment analysis, the Company recorded impairment charges of $59,337,000 during the fiscal year ended June 30, 2000. No additional impairment charges were recorded during the quarter ended September 30, 2000.

         Operations that may be eliminated due to the Company's pursuit of the sale of certain assets, as part of the restructuring of operations, which are included in the consolidated financial statements as of and for the quarters ended September 30, are as follows (in thousands):



                                                        2000           1999
                                                     ---------       --------
         Net sales                                     $13,309        $17,363
         Income from operations                          2,069          3,068
         Working capital                                11,504         10,546
         Long-term assets                               20,384         83,214



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




                                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                                           2000                        1999
                                                                       -------------             --------------
NET INCOME                                                               $     499                 $      600
                                                                         =========                 ==========
BASIC WEIGHTED-AVERAGE SHARES
   Weighted average number of
     common shares outstanding                                               2,393                      2,380

EFFECT OF DILUTIVE SECURITIES
   Additional shares from the assumed
     exercise of options and warrants                                                                     262
   Shares assumed to be repurchased
     under the treasury stock method                                                                     (216)
                                                                         ---------                 ----------
DILUTED WEIGHTED-AVERAGE SHARES
   Weighted-average number of
     common shares outstanding and
     common share equivalents                                            $   2,393                 $    2,426
                                                                         =========                 ==========

EARNINGS PER SHARE:

   Basic                                                                 $    0.21                 $     0.25
                                                                         =========                 ==========
   Diluted                                                               $    0.21                 $     0.25
                                                                         =========                 ==========


7.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is summarized as follows (in thousands):



                                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                                           2000                        1999
                                                                       -------------             --------------
         Net income                                                      $     499                 $     600
         Foreign currency translation adjustments                              113                      (621)
                                                                         ---------                 ----------
         Comprehensive income (loss)                                     $     612                 $     (21)
                                                                         =========                 ==========


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

         The Company groups its products into three categories: organizers and planners; their refills, which include calendars, other pages and accessories; and related organizing products. The following table sets forth, for the periods indicated, approximate Day Runner sales by product category (in thousands):



                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                           2000                     1999
                                                    -------------------     ------------------

      Organizers and planners                         $   21,920                $  21,180
      Refills                                             13,208                   18,480
      Related organizing products                          6,696                   12,193
                                                      ----------                ---------
         Total                                        $   41,824                $  51,853
                                                      ==========                =========

9.  OPERATIONS IN FOREIGN COUNTRIES

         The following is a summary of the financial activity of the Company by geographical area (in thousands):



                                                            THREE MONTHS ENDED SEPTEMBER 30, 2000
                                      ------------------------------------------------------------------------------------
                                      UNITED STATES           EUROPE         OTHER             ELIMINATIONS      TOTAL
                                      -------------           ------         -----             ------------      -----
Net sales to unaffiliated entities      $   28,396           $  9,972       $    3,456                          $   41,824
Transfers between geographic areas             457                                  57          $     (514)
                                         ---------           --------       ----------          -----------     ----------
Net sales                               $   28,853           $  9,972       $    3,513          $     (514)     $   41,824
                                        ==========           ========       ==========          ===========     ==========

Long-lived assets                       $   82,105           $ 20,209       $      803          $  (72,422)     $   30,695
                                        ==========           ========       ==========          ===========     ==========



                                                            THREE MONTHS ENDED SEPTEMBER 30, 1999
                                      ------------------------------------------------------------------------------------
                                      UNITED STATES           EUROPE         OTHER             ELIMINATIONS       TOTAL
                                      -------------           ------         -----             ------------       -----
Net sales to unaffiliated entities      $   33,094           $ 13,325       $    5,434                          $   51,853
Transfers between geographic areas             863                                 355          $   (1,218)
                                        ----------           --------       ----------          ----------      ----------
Net sales                               $   33,957           $ 13,325       $    5,789          $   (1,218)     $   51,853
                                        ==========           ========       ==========          ==========      ==========

Long-lived assets                       $   89,004           $ 82,969       $    3,393          $  (70,680)     $  104,686
                                        ==========           ========       ==========          ==========      ==========


10.  CONTINGENCIES

         The Company is not a party to any litigation that, in the opinion of management, would reasonably be expected to have a materially adverse effect on the consolidated financial statements.

11.  STATEMENTS OF CASH FLOWS

         Supplemental disclosure of cash flow information (in thousands):



                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                            2000                       1999
                                                      ----------------           -----------------
             Cash paid during the period for:
               Interest                                   $ 1,229                     $   1,857
               Income taxes, net of refunds
                  received                                $   (77)                    $  (1,984)


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

         Since the Company's introduction of the first Day Runner System organizer in 1982, the Company's revenues have been generated by sales primarily of organizers and planners and secondarily of refills. For a number of years, the Company focused the majority of its product development, sales and marketing efforts on the U.S. office products channel and the U.S. mass market channel. With the October 30, 1998 acquisition of Filofax, the Company substantially increased its emphasis on markets outside the U.S. The office products channel, the mass market channel and sales to foreign customers accounted for 44.7%, 15.4% and 31.7%, respectively, of net sales for the three months ended September 30, 2000.

         As discussed in Note 3 to the accompanying consolidated financial statements, at September 30 and June 30, 2000, the Company would not have been in compliance with certain financial covenants of its loan agreement had the lenders not temporarily waived the covenants. The Company's difficulties in meeting its loan agreement covenants and financing needs, its recurring losses from operations and its negative working capital position raise substantial doubt about its ability to continue as a going concern. The Company is negotiating with its lenders to restructure its debt and provide long-term financing to the Company and expects to sign a definitive loan agreement in November 2000. The waiver agreement between the Company and its lenders for the existing loan agreement expired on October 31, 2000. The Company anticipates that a new loan agreement will include a waiver for any defaults that occur between November 1, 2000 and the date the new loan agreement is signed. The Company's continued existence is dependent upon several factors including the Company's ability to renegotiate the terms and covenants of the loan agreement and there can be no assurance that the Company will succeed in these negotiations and/or obtain further waivers of the existing loan agreement.

         For a number of quarters, the Company's results have been adversely affected by changes in supply chain management practices of the large U.S. retailers that account for the majority of the Company's U.S. sales. The Company believes that the U.S. retail environment has changed and that large U.S. retailers will continue to emphasize minimizing on-hand inventories and increasing inventory turns. Other major factors causing lower sales include the reduction of certain kinds of promotional activity, the Company's decision to de-emphasize sales of certain less profitable products and to certain less profitable channels and increased competition from substitutes for paper-based organizers.

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

         The Company's near and long-term operating strategies are focused on stabilizing profitable sales volume in its retail markets, exploiting product innovation and promotions where appropriate profitability is achieved, and aggressively reducing costs to better position the Company to compete under current market conditions. The Company remains highly focused on providing products of recognizable value to the consumer, while removing any product and service costs not recognized or valued by the ultimate consumer. In addition, the Company is aggressively pursuing the elimination or sale of unproductive assets, as well as the potential sale of substantial assets, to reduce the Company's present debt burden.

         The Company is currently in negotiations to obtain long-term financing and expects that a loan agreement and/or an additional waiver agreement(s) will be negotiated with its existing bank group. Although there can be no assurance that the Company's restructuring and long-term financing efforts will be successful, the Company believes that the restructuring efforts presently underway will significantly improve its operating results and should increase the Company's ability to renegotiate the terms of its current debt.

         These business conditions have been considered in evaluating the recoverability and classification of recorded asset and liability accounts. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary should the entity be unable to continue as a going concern (see Note 5 to the accompanying consolidated financial statements).

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages that selected income statement items bear to net sales and the percentage change in the dollar amounts of such items.




                                                                               PERCENTAGE              PERCENTAGE
                                                                                OF SALES                 CHANGE
                                                                               ----------               ----------
                                                                                 THREE                    THREE
                                                                              MONTHS ENDED            MONTHS ENDED
                                                                              SEPTEMBER 30,           SEPTEMBER 30,
                                                                          ----------------------          1999
                                                                           2000           1999           TO 2000
                                                                          ------        --------       ---------
Net sales..............................................................   100.0%          100.0%         (19.3)%
Cost of goods sold.....................................................    47.4            50.1          (23.7)
                                                                          -----           -----
Gross profit...........................................................    52.6            49.9          (15.0)
                                                                          -----           -----
Operating expenses:
    Selling, marketing and distribution................................    27.1            30.2          (27.7)
    General and administrative.........................................    15.7            13.4           (5.1)
    Restructuring and impairment charges...............................     0.2                          100.0
                                                                          -----          -----
       Total operating expenses........................................    43.0            43.6          (20.4)
                                                                          -----           -----               -
Income from operations.................................................     9.6             6.3           22.5
Net interest expense...................................................     6.9            4.1            34.7
                                                                           ----            ---
Income before provision for income taxes...............................     2.7             2.2           (0.6)
Provision for income taxes.............................................     1.5             1.0           17.6
                                                                           ----            ----
Net income.............................................................     1.2%            1.2%         (16.8)%
                                                                           ====            ====

         The following tables set forth, for the periods indicated, the Company's approximate net sales by product category and distribution channel and as a percentage of total net sales.




                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                          ---------------------------------------------------
PRODUCT CATEGORY:                                                        2000                1999
-----------------                                         ----------------------------   --------------------
                                                                    (unaudited; dollars in thousands)
Organizers and planners..............................     $ 21,920       52.4%        $  21,180       40.9%
Refills..............................................       13,208       31.6            18,480       35.6
Related organizing products..........................        6,696       16.0            12,193       23.5
                                                          --------      -----         ---------      -----
    Total............................................     $ 41,824      100.0%        $  51,853      100.0%
                                                          ========      =====         =========      =====



                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                         ----------------------------------------------------
DISTRIBUTION CHANNEL:                                                    2000                1999
---------------------                                    ---------------------------  -----------------------
                                                                    (unaudited; dollars in thousands)
Office products......................................     $ 18,690       44.7%         $ 19,968       38.5%
Mass market..........................................        6,416       15.4            11,346       21.9
Foreign customers....................................       13,273       31.7            18,590       35.8
Other................................................        3,445        8.2             1,949        3.8
                                                          --------      -----         ---------      -----
    Total............................................     $ 41,824      100.0%        $  51,853      100.0%
                                                          ========      =====         =========      =====


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH
THE THREE MONTHS ENDED SEPTEMBER 30, 1999

         NET SALES. Net sales consist of revenues from gross product shipments net of allowances for returns, rebates and credits. In the first quarter of fiscal 2001, net sales decreased by $10,029,000, or 19.3%, compared with the first quarter of fiscal 2000 because of the adverse affects of ongoing changes in the retail environment related to supply chain management practices of its large U.S. customers. Other factors causing lower net sales include the reduction of certain kinds of promotional activity and the Company's decision to de-emphasize sales of certain less profitable products and to certain less profitable channels. In the quarter ended September 30, 2000, net sales were primarily to the office products channel and secondarily to foreign customers. Net sales to miscellaneous customers grouped together as "other", increased by $1,496,000, or 76.8%, net sales to foreign customers decreased by $5,317,000, or 28.6%, net sales to mass market customers decreased by $4,930,000, or 43.5%, and net sales to office products customers decreased by $1,278,000, or 6.4%. Net sales of organizers and planners increased by $740,000, or 3.5%, net sales of related organizing products decreased by $5,497,000, or 45.1%, and net sales of refills decreased by $5,272,000, or 28.5%.

          GROSS PROFIT. Gross profit is net sales less cost of goods sold, which is comprised of materials, labor and manufacturing overhead. Gross profit may be affected by, among other things, product mix, production levels, changes in vendor and customer prices and discounts, sales volume and growth rate, sales returns and other allowances, purchasing and manufacturing efficiencies, tariffs, duties and inventory carrying costs. Gross profit as a percentage of net sales increased from 49.9% in the first quarter of fiscal
2000 to 52.6% in the first quarter of fiscal 2001 primarily because of the significant decrease in actual returns and related customer return scrap.

         OPERATING EXPENSES. Total operating expenses decreased by $4,610,000, or 20.4%, in the first quarter of fiscal 2001 compared with the first quarter of fiscal 2000 and decreased as a percentage of sales from 43.6% to 43.0%. Selling, marketing and distribution expenses decreased by $4,339,000, and from 30.2% to 27.1% as a percentage of net sales, primarily because of a reduction in promotional activity and secondarily due to lower net sales that resulted in lower distribution expense. General and administrative expenses decreased by $355,000 but increased from 13.4% to 15.7% as a percentage of net sales. The increase in general and administrative expenses as a percentage of net sales is due to the increase in consulting, legal and related costs which is due to the Company's ongoing performance problems and the negotiations related to its credit facility. Consulting, legal and related costs for the quarter ended September 30, 2000 were $1,410,000 compared with $201,000 for the quarter ended September 30, 1999.

         As a result of the Company's restructuring activities during the quarter ended September 30, 2000, the Company recorded $112,000 in restructuring charges, which consist of $50,000 in facilities closure costs and the related write down of inventories and $62,000 in severance costs. Of the restructuring charges, $84,000 is included in restructuring and impairment charges and $28,000 is included in cost of goods sold. No restructuring charges were recorded during the quarter ended September 30, 1999.

         NET INTEREST EXPENSE. Net interest expense increased by $745,000, or 34.7%, in the first quarter of fiscal 2001 compared with the first quarter of fiscal 2000 due to an increase in the average interest rate and an increase in the amortization of deferred financing fees. During the quarter ended September 30, 2000, the weighted-average interest rate was 10.1% compared with 8.0% for the quarter ended September 30, 1999. Additionally, included in net interest expense is the amortization of deferred financing fees equal to $197,000 during the quarter ended September 30, 2000 compared with $40,000 for the quarter ended September 30, 1999.

         INCOME TAXES. The Company's first quarter fiscal 2001 effective tax rate was 55.7%, compared with 47.0% for the first quarter of fiscal 2000. Although the Company's U.S. income will be offset by net operating losses, the tax provision represents taxes based on income earned in foreign tax jurisdictions. The effective tax rate is higher than may be expected due to the Company's inability to utilize these taxes as foreign tax credits.

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

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. The Company's cash and cash equivalents at September 30, 2000 increased to $7,102,000 from $3,960,000 at June 30, 2000. During the quarter ended September 30, 2000, net cash of $5,871,000 used in operating activities and $135,000 used in investing activities was offset by net cash of $9,049,000 provided by financing activities.

         Of the $5,871,000 net amount used in the Company's operating activities, $3,274,000 was provided by an increase in accrued expenses, $3,214,000 was provided by the provision for doubtful accounts and sales returns and other allowances, $2,427,000 was provided by a decrease in inventories and $2,042,000 was provided by depreciation and amortization. These amounts were offset by an increase of $16,365,000 in accounts receivable and a decrease of $2,250,000 in accounts payable.

         Accounts receivable (net) at September 30, 2000 increased by 69.4% from the fiscal 2000 year-end amount due primarily to an increase in net sales for the quarter ended September 30, 2000 compared with the quarter ended June 30, 2000. Compared to the September 30, 1999 amount, accounts receivable (net) decreased by 32.6% due primarily to a decrease in net sales for the quarter ended September 30, 2000 compared with the quarter ended September 30, 1999.

         Inventories at September 30, 2000 decreased by 7.8% from the fiscal 2000 year-end amount and by 30.3% from the September 30, 1999 amount primarily because of a reduction in the number of products offered and secondarily because of the Company's concentrated efforts to control and manage inventories more efficiently.

         The $135,000 used in the Company's investing activities was primarily used to acquire property and equipment.

         The $9,049,000 net amount provided by the Company's financing activities was provided by net borrowings under the line of credit.

         BANK LOANS. On September 23, 1998, the Company entered into a $160,000,000 Revolving Loan Agreement (the "Loan Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). Effective November 24, 1998, the amount was voluntarily reduced to $145,000,000 and unamortized financing fees of approximately $84,000 were charged to interest expense. The loan facility was syndicated with a group of banks in December 1998. During the year ended June 30, 1999, under the terms of the Loan Agreement, the Company paid Wells Fargo a financing fee of $1,200,000, $40,000 of which was charged to interest expense during the quarter ended September 30, 1999.

         On October 12, 1999, the Company and the banks amended and restated the Loan Agreement (the "Amended Loan Agreement"). The Amended Loan Agreement converted the entire revolving loan availability into a term loan portion of $90,444,000 and a maximum revolving loan availability of $29,556,000. The term loan matures on September 30, 2001, and the revolving credit loan facility matured on October 31, 2000. The maturity date of the revolving credit loan facility could have been automatically extended through September 30, 2001, provided that the Company had achieved as of June 30, 2000, compliance with certain requirements, including a minimum EBITDA, a minimum fixed charge coverage ratio and a maximum funded senior debt ratio, as defined in the Amended Loan Agreement.
The Company did not satisfy these conditions and, as a result, the revolving facility terminated on October 31, 2000. As a result of entering into the Amended Loan Agreement, unamortized deferred financing fees due under the Loan Agreement of approximately $955,000 were charged to interest expense in October 1999. At September 30, 2000, the Company had $107,841,000 outstanding under the Amended Loan Agreement.

         The Amended Loan Agreement is secured by the Company's assets and includes, among other things, financial covenants that have been applicable since October 12, 1999 (stockholders' equity and current ratio) certain other covenants which become effective in the quarter ending September 30, 2000 (maintenance of a minimum fixed charge coverage ratio, a minimum EBITDA, and a maximum funded senior debt coverage ratio) and a covenant that becomes applicable in the quarter ending December 31, 2000 (maximum operating expenses to net sales ratio), all as defined in the amended agreement. The Amended Loan Agreement also limits, among other things, the incurrence of liens and other indebtedness, mergers, consolidations, the sales of assets, lease obligations, annual capital expenditures, advances, investments and loans by the Company and its subsidiaries, dividends, stock repurchases and certain transactions with affiliates. The Amended Loan Agreement permits up to $1,500,000 overdraft indebtedness (net of cash deposits) for Filofax and its subsidiaries.

         The Amended Loan Agreement provided that outstanding balances would bear interest at the Company's election at either (i) the higher of the Agent Bank's prime rate or the Federal Funds Rate plus 50.00 basis points, plus an interest rate margin ranging from 12.50 to 200.00 basis points, or (ii) the applicable eurodollar rate plus an interest rate margin ranging from 112.50 to
300.00 basis points, depending on the level of the funded debt ratio at the end of each fiscal quarter. These terms were modified in the waiver agreements and, as a result, the Company has borrowed funds at the Agent Bank's prime rate plus an interest rate margin of 200 basis points. During the quarter ended September 30, 2000, the weighted-average interest rate was 10.1%. The weighted-average interest rate at September 30, 2000 was 10.7%.

         The Amended Loan Agreement also provides that the Company is obligated to pay certain fees, which include: an unused revolving loan commitment fee ranging from 37.50 to 67.50 basis points, which varies with the level of the funded debt ratio at the end of each fiscal quarter, payable quarterly in arrears; letter of credit fees ranging from 112.50 to 300.00 basis points, which varies with the level of funded debt ratio corresponding to the time the letter of credit is issued; and amendment and other standard fees of approximately $1,710,000, which were paid during the year ended June 30, 2000. Of the $1,710,000 in deferred financing fees paid during fiscal 2000, $197,000 was charged to interest expense during the quarter ended September 30, 2000 and the unamortized fees totaling $786,000 are included in other assets in the accompanying consolidated balance sheets as of September 30, 2000.

         Since March 2000, the Company and the banks have entered in a series of waiver agreements related to the Amended Loan Agreement. These waiver agreements, which continued through October 31, 2000, waived compliance with certain financial covenants and permitted the Company to borrow funds under the credit facility subject to certain terms and conditions, including the Company's agreement to pursue the sale of substantial assets. Because the existing waiver agreements continued for less than a one-year period, the Company's line of credit is classified as a current liability at September 30, 2000 in the accompanying consolidated balance sheets. As of September 30, 2000, the term loan outstanding was $87,547,000 and the maximum availability under the revolving credit facility was $25,000,000. In the waiver agreement, effective as of August 26, 2000, it was agreed among the banks that amounts in excess of $19,500,000 under the revolving credit facility would be provided by all but one of the banks in the syndicate. In addition, that waiver agreement provided that any scheduled interest payments on the term loan and on the revolving loans up to $19,500,000 otherwise due during the period commencing August 31, 2000 through and including October
30, 2000 shall be deferred until October 31, 2000 but continue to accrue during such time.

         The Company is negotiating with its lenders to restructure its debt and provide long-term financing to the Company and expects to sign a definitive loan agreement in November 2000. The most recent waiver agreement for the Amended Loan Agreement expired on October 31, 2000. The Company anticipates that a new loan agreement will include a waiver of any defaults that occur between November 1, 2000 and the date the new loan agreement is signed. The Company's continued existence is dependent upon several factors including the Company's ability to renegotiate the terms and convenants of the loan agreement and there can be no assurance that the Company will succeed in these negotiations and/or obtain further waivers of the Amended Loan Agreement.

         FOREIGN CURRENCY. Certain of the Company's international operations conduct business in whole or in part in foreign currencies, and this can result in significant gains or losses as a result of fluctuations in foreign currency exchange rates. The Company's exposure to the impact of foreign currency fluctuations increased as a result of the Filofax acquisition because the acquisition significantly expanded the Company's international operations. Included in general and administrative expenses in the consolidated statements of income is $413,000 and $238,000 of net foreign exchange losses for the quarters ended September 30, 2000 and 1999, respectively.

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

         ADEQUACY OF CAPITAL. As a result of its losses in the last two fiscal years, the Company required waiver agreements to certain terms of the Amended Loan Agreement. The Company's liquidity is dependent upon its ability to renegotiate or obtain waivers of terms and conditions of the Amended Loan Agreement and/or its ability to obtain financing from alternative sources. The Company is working to renegotiate the Amended Loan Agreement but has no commitment for any additional financing. The most recent waiver agreement expired on October 31, 2000. There can be no assurance that the Company will be able to renegotiate its loan facility or obtain financing from other sources. The failure to obtain future financing would have a material adverse effect on the Company's business, financial condition, results of operations and cash flow.

FORWARD-LOOKING STATEMENTS

         With the exception of actual reported financial results and other historical information, the statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") constitute "forward-looking statements" within the meaning of the federal securities laws and involve a number of risks and uncertainties that may cause actual events and results to differ materially from those described in the forward-looking statements. Such statements are based on current expectations and involve known and unknown risks and uncertainties and certain assumptions, referred to below, and are indicated by words or phrases such as "anticipate," "estimate," "project," "expect," "believes," "will," "intends" and similar words or phrases. These forward looking statements are based on management's expectations as of the date set forth on the signature page of this document, and the Company does not undertake any obligation to update any of these statements.

           There can be no assurance that the Company's actual future performance will meet its expectations. The Company is subject to a number of risks and its future operating results are difficult to predict and subject to significant fluctuations. These include but are not limited to: 1) the Company's liquidity is dependent upon its ability to successfully renegotiate the terms of its bank loan agreement and/or obtain further waivers of such agreement and there can be no assurance that the Company will succeed in renegotiating and/or obtaining waivers of such agreement; (2) the Company has reported substantial losses over the last two fiscal years and there can be no assurance that the Company's substantial restructuring plans will be successful in returning the Company to profitability; (3) the Company's efforts to control costs may not prove sufficient to prevent future increases in operating expenses in dollars or as a percentage of sales; (4) the Company may not be able to counteract the effects of large customers' inventory tightening in any significant way which may result in lower than expected sales and/or higher than expected product returns; (5) the Company may not correctly anticipate the product mix of retailers' "just-in-time" inventory demands, resulting in the temporary unavailability of the products in demand by retailers and lower sales; and (6) there can be no assurance that the Company's new products will meet with market acceptance.

          Additional factors that may cause future events and results to differ materially from the Company's current expectations include, among others: the timing and size of orders from large customers; timing and size of orders for new products; competition from both paper-based and technology-based organizing products and services; consumer demand; market acceptance of new products; general economic conditions; the health of the retail environment; foreign exchange rate fluctuations; supply and manufacturing constraints; supplier performance; and changes in the Company's effective tax rate. Among the effects of these factors may be: lower than anticipated sales; higher than anticipated product returns and/or excess inventory; negative effects on consumer purchases; lower than anticipated gross profit; higher than anticipated operating expenses; and lower than anticipated net income.

         For additional risks and more detailed explanations of factors that may cause the Company's results of operations to vary materially from current expectations, see the Company's Form 10-K for the year ended June 30, 2000 filed with the SEC.


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


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes regarding the Company's market risk position from the information provided in Form 10-K for the fiscal year ended June 30, 2000.

PART II --OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)               Exhibits

                  3.1 Certificate of Incorporation of the Registrant, as amended(1)

                  3.2      Bylaws of the Registrant(2)

                  10.2 Second Amendment to Officer Severance Plan effective as of July 14, 2000(1)

                  10.3 Letter Agreement dated September 26, 2000 terminating the Consulting Agreement effective November 22, 1999 between the Registrant and Mr. Alan Rachlin(1)

                  27.1     Financial Data Schedule

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.




----------------------------------
(1) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19835) filed with the Commission on September 27, 2000.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-19835) filed with the Commission on August 5, 1993.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Date:  November 13, 2000

                                DAY RUNNER, INC.



                                By:     /s/ JOHN F. AUSURA
                                   -------------------------------------------
                                         John F. Ausura
                                         Chief Executive Officer




                                By:     /s/ DAVID A. WERNER
                                   -------------------------------------------
                                         David A. Werner
                                         Executive Vice President &
                                         Chief Financial Officer