Form 10-Q
period 2000-12-31
DAY RUNNER INC
filed 2001-02-14
CIK 853102

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)
/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                                  Yes /X/    No / /

         Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date:

                   CLASS                             NUMBER OF SHARES OUTSTANDING AT  FEBRUARY 14, 2001
-------------------------------------------          --------------------------------------------------
Common Stock, $0.001 par value                                         2,408,796

                        DAY RUNNER, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                PAGE REFERENCE
                                                                                                --------------
COVER PAGE..................................................................................          1

INDEX    ...................................................................................          2

PART I -- FINANCIAL INFORMATION

         Item 1.     Condensed Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets
                       December 31, 2000 and June 30, 2000..................................          3

                     Condensed Consolidated Statements of Operations
                       Three and Six Months Ended December 31, 2000 and 1999................          4

                     Condensed Consolidated Statements of Cash Flows
                       Six Months Ended December 31, 2000 and 1999..........................          5

                     Notes to Condensed Consolidated Financial Statements...................          6

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations..........................         14

         Item 3.     Quantitative and Qualitative Disclosures About Market Risk.............         23

PART II -- OTHER INFORMATION

         Item 4.     Submission of Matters to a Vote of Security Holders....................         23

         Item 6.     Exhibits and Reports on Form 8-K.......................................         24

SIGNATURES..................................................................................         25

                        DAY RUNNER, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                      DECEMBER 31,       JUNE 30,
                                                                                          2000             2000
                                                                                    --------------       ---------
                                                                                       (UNAUDITED)
Current assets:
    Cash and cash equivalents......................................................   $  11,405         $  3,960
    Accounts receivable (less allowance for doubtful accounts and sales returns and other allowances of $9,430 and $8,391 at
       December 31, 2000 and June 30, 2000, respectively)..........................      28,677           18,563
    Inventories....................................................................      22,124           34,046
    Prepaid expenses and other current assets......................................       3,367            6,098
    Income taxes receivable........................................................                        1,823
                                                                                        -------           ------
       Total current assets........................................................      65,573           64,490

Property and equipment, net .......................................................       7,889           10,972
Goodwill and other intangible assets (net of accumulated amortization of $4,297
    and $4,042 at December 31, 2000 and June 30, 2000, respectively)...............       5,272           20,422
Other assets (net of accumulated amortization of $106 and $727 at December 31,
     2000 and June 30, 2000, respectively).........................................       1,204            1,210
                                                                                      ---------         --------
TOTAL  ............................................................................   $  79,938         $ 97,094
                                                                                      =========         ========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Line of credit.................................................................   $ 100,678         $ 99,077
    Accounts payable...............................................................       6,306           12,373
    Accrued expenses...............................................................      21,408           21,725
    Income taxes payable...........................................................       2,493
    Current portion of loan notes..................................................                          194
                                                                                      ---------         --------
       Total current liabilities...................................................     130,885          133,369
                                                                                      ---------         --------

Long-term liabilities:
    Loan notes.....................................................................          45               45
                                                                                      ---------         --------
       Total long-term liabilities.................................................          45               45
                                                                                      ---------         --------

Commitments and contingencies

Stockholders' deficiency:
    Preferred stock (1,000,000 shares authorized; $0.001 par value; no shares issued or outstanding)
    Common stock (29,000,000 shares authorized; $0.001 par value; 2,537,719 shares issued at December 31, 2000 and June 30, 2000; 2,408,796 and
      2,392,860 shares outstanding at December 31, 2000 and June 30, 2000,
      respectively)................................................................           2                2
    Additional paid-in capital.....................................................      18,090           19,181
    Accumulated deficit............................................................     (60,149)          (45,559)
    Accumulated other comprehensive income.........................................         746              833
    Treasury stock - At cost (128,923 and 144,859 shares at December 31, 2000
       and June 30, 2000, respectively)............................................      (9,681)         (10,777)
                                                                                      ---------         --------
       Total stockholders' deficiency..............................................     (50,992)         (36,320)
                                                                                      ---------         --------
TOTAL  ............................................................................   $  79,938         $ 97,094
                                                                                      =========         ========

          See accompanying notes to consolidated financial statements.

                        DAY RUNNER, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  Three Months Ended             Six Months Ended
                                                                     December 31,                  December 31,
                                                                ----------------------        ----------------------
                                                                    2000        1999             2000        1999
                                                                ----------  ----------        ---------   ----------
Net sales....................................................   $  48,433   $  57,483         $  90,257   $  109,336
Cost of goods sold...........................................      25,245      31,459            45,059       57,430
                                                                ---------   ---------         ---------   ----------
Gross profit.................................................      23,188      26,024            45,198       51,906
                                                                ---------   ---------         ---------   ----------

Operating expenses:
     Selling, marketing and distribution.....................      10,438      17,822            21,769       33,492
     General and administrative..............................       7,098       7,974            13,678       14,909
     Restructuring and impairment charges....................      14,847                        14,931
                                                                ---------   ---------         ---------   ----------
     Total operating expenses................................      32,383      25,796            50,378       48,401
                                                                ---------   ---------         ---------   ----------

(Loss) income from operations................................      (9,195)        228            (5,180)       3,505
Net interest expense.........................................       4,267       3,823             7,156        5,967
                                                                ---------   ---------         ---------   ----------

Loss before provision (benefit) for income taxes.............     (13,462)     (3,595)          (12,336)      (2,462)
Provision (benefit) for income taxes.........................       1,627        (902)            2,254         (369)
                                                                ---------   ----------        ---------   -----------
Net loss ....................................................   $ (15,089)  $  (2,693)        $ (14,590)  $   (2,093)
                                                                ==========  ==========        ==========  ===========

Loss per common share:
     Basic...................................................   $   (6.31)  $   (1.13)        $  (6.10)   $   (0.88)
                                                                ==========  ==========        =========   ==========
     Diluted.................................................   $   (6.31)  $   (1.13)        $  (6.10)   $   (0.88)
                                                                ==========  ==========        =========   ==========

Weighted-average number of common shares outstanding:
     Basic...................................................       2,393       2,380             2,393        2,380
                                                                =========   =========         =========   ==========
     Diluted.................................................       2,393       2,380             2,393        2,380
                                                                =========   =========         =========   ==========

          See accompanying notes to consolidated financial statements.

                        DAY RUNNER, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                            Six Months Ended
                                                                                               December 31,
                                                                                        ------------------------
                                                                                           2000           1999
                                                                                        ---------       --------
 Cash flows from operating activities:
    Net loss......................................................................      $(14,590)       $(2,093)
    Adjustments to reconcile net loss to net cash provided by
      operating activities:
       Depreciation and amortization..............................................          4,687        6,779
       Impairment charges.........................................................         14,895
       Provision for doubtful accounts and sales returns and other allowances.....          7,871       13,827
       Loss on disposal of property and equipment.................................            397            2
       Changes in operating assets and liabilities:
          Accounts receivable.....................................................        (18,148)     (12,282)
          Inventories.............................................................         11,930        3,668
          Prepaid expenses and other current assets...............................            823         (448)
          Income taxes receivable.................................................          1,823          434
          Accounts payable........................................................         (6,012)      (2,512)
          Accrued expenses........................................................           (690)       4,835
          Income taxes payable....................................................          2,533        3,825
                                                                                         --------    ---------
          Net cash provided by operating activities...............................          5,519       16,035
                                                                                         --------    ---------
Cash flows from investing activities:
    Proceeds on disposition of property and equipment.............................          1,676
    Acquisition of property and equipment.........................................           (513)      (2,426)
    Other assets..................................................................             35           43
                                                                                         --------    ---------
         Net cash provided by (used in) investing activities......................          1,198       (2,383)
                                                                                         --------    ----------
Cash flows from financing activities:
    Net borrowings (repayments) under line of credit..............................          1,884       (9,274)
    Repayment of loan notes.......................................................           (193)      (2,164)
    Financing fees................................................................         (1,116)      (1,710)
    Net proceeds from issuance of common stock....................................              4           33
                                                                                         --------      -------
         Net cash provided by (used in) financing activities......................            579      (13,115)
                                                                                         --------    ----------
Effect of exchange rate changes in cash...........................................            149           21
                                                                                         --------    ---------
Net increase in cash and cash equivalents.........................................          7,445          558
Cash and cash equivalents at beginning of period..................................          3,960        9,132
                                                                                        ---------    ---------
Cash and cash equivalents at end of period........................................      $  11,405    $   9,690
                                                                                        =========    =========

          See accompanying notes to consolidated financial statements.

                        DAY RUNNER, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
             (THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999)


1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

         The accompanying condensed consolidated balance sheet as of December 31, 2000 and condensed consolidated statements of operations for the three and six months ended December 31, 2000 and 1999 and the condensed consolidated statements of cash flows for the six months ended December 31, 2000 and 1999 of Day Runner, Inc. and subsidiaries ("the Company") are unaudited but, in the opinion of management, include all adjustments consisting of normal, recurring accruals necessary for a fair presentation of the financial position and the results of operations for such periods. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in the consolidated financial statements included herein are adequate to make the information therein not misleading. The consolidated financial statements included herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 2000, and the notes thereto, which are included in the Company's Annual Report on Form 10-K.

         The results of operations for the three and six months ended December 31, 2000 are not necessarily indicative of the results for a full year. The seasonality of the Company's financial results and the unpredictability of the factors affecting such seasonality make the Company's quarterly and yearly financial results difficult to predict and subject to significant fluctuation.

         Effective November 1, 2000, the Company and its lenders renegotiated and restructured the Company's debt and entered into a new loan agreement. The Company would not have been in compliance with certain terms of the new loan agreement had the Company and its lenders not entered into a waiver and amendment agreement as of January 31, 2001, waiving a requirement for an installment payment on a term loan and amending certain terms and conditions of the loan agreement. The existing waiver provided in the waiver and amendment agreement expires on February 28, 2001. The Company's bank debt is classified as short-term in its December 31, 2000 consolidated balance sheet because the waiver provided in the waiver and amendment agreement continues for less than a one-year period. The Company's difficulties in meeting its loan agreement covenants and financing needs, its recurring losses from operations and its negative working capital position raise substantial doubt about its ability to continue as a going concern. The Company is working with its lenders to extend its existing waiver agreement but has no commitment from its lenders after the expiration of the existing waiver on February 28, 2001. The Company's continued existence is dependent upon several factors including the Company's ability to negotiate an extension of the existing waiver agreement and there can be no assurance that the Company will succeed in these negotiations and/or obtain further waivers of the new loan agreement.

         The Company's results have been adversely affected by lower sales levels primarily to the Company's customers in foreign markets and secondarily to its retail customers in the U.S. The Company believes that major factors causing lower sales include the Company's decision to de-emphasize sales of certain less profitable products and to certain less profitable channels, the reduction of certain kinds of promotional activity, increased competition from substitutes for paper-based organizers and the continuing efforts of the Company's U.S. retailers to minimize on-hand inventories and increase inventory turns.

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

         The Company's near and long-term operating strategies are focused on stabilizing profitable sales volume in its retail markets, exploiting product innovation and promotions where appropriate profitability is achieved, and aggressively reducing costs to better position the Company to compete under current market conditions. The Company remains highly focused on providing products of recognizable value to the consumer, while removing any product and service costs not recognized or valued by the ultimate consumer. In addition, the Company is aggressively pursuing the disposal or sale of unproductive assets, as well as the potential sale of substantial assets, to reduce the Company's present debt burden. The Company is also continuing its exploration of possible strategic alternatives.

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

         NEW ACCOUNTING PRONOUNCEMENTS - Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which was amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The adoption of SFAS 133 did not had an impact on the financial position or results of operations of the Company because the Company does not have any derivative activity.

         In December 1999, the Securities and Exchange Commission (the "SEC") published Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS, effective for the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 provides guidance in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. The Company is assessing the impact that this bulletin may have on the consolidated financial statements.

2.  INVENTORIES

         Inventories consist of the following (in thousands):

                                            December 31,            June 30,
                                                2000                  2000
                                         ------------------      -------------
         Raw materials...................  $    1,671             $    5,127
         Work in process.................         960                  2,016
         Finished goods..................      19,493                 26,903
                                           ----------             ----------
                  Total..................  $   22,124             $   34,046
                                           ==========             ==========


3.  LINE OF CREDIT

         On September 23, 1998, the Company entered into a $160,000,000 Revolving Loan Agreement (the "Loan Agreement") with Wells Fargo Bank, National Association ("Wells Fargo") as the sole bank and as agent (in its agency capacity, the "Agent"). The loan facility was syndicated with a group of lenders in December 1998.

         On October 12, 1999, the Company, the Agent and the lenders amended and restated the Loan Agreement (the "First Amended Loan Agreement"). The First Amended Loan Agreement converted the entire revolving loan availability into a term loan portion of $90,444,000 and a maximum revolving loan availability of $29,556,000. The term loan's maturity date was September 30, 2001 and the revolving credit loan facility matured on October 31, 2000. The maturity date of the revolving credit loan facility could have been automatically extended through September 30, 2001, if the Company, as of June 30, 2000, had complied with certain requirements, including a minimum EBITDA, a minimum fixed charge coverage ratio and a maximum funded senior debt ratio, as defined in the First Amended Loan Agreement. The Company did not satisfy these conditions. As a result of entering into the First Amended Loan Agreement, unamortized deferred financing fees incurred under the Loan Agreement of approximately $955,000 were charged to interest expense in October 1999.

         On December 8, 2000, the Company, the Agent and the lenders amended and restated the First Amended Loan Agreement effective as of November 1, 2000 (the "Second Amended Loan Agreement") and waived any Events of Default that had previously occurred and not been waived. The Second Amended Loan Agreement (i) converted the $87,164,000 then outstanding aggregate principal amount of term loans issued under the First Amended Loan Agreement into three loans: two term loans (in the principal amounts of $20,000,000 and $40,000,000, denoted as Term Loan A and Term Loan B, respectively) and a convertible term loan (in the principal amount of $27,164,000); and (ii) provided for a revolving credit facility that was initially $25,000,000 and adjusts periodically as follows:
$25,000,000 to and including December 8, 2000; $19,500,000 from and including December 9, 2000 to and including December 31, 2000; $15,000,000 from and including January 1, 2001 to and including March 31, 2002; and $0 from and after April 1, 2002. The maximum amount that can be borrowed under the revolving credit facility is the lowest of (i) the amount of the revolving facility then in effect, (ii) "Available Amount," and (iii) from and after February 1, 2001, the Borrowing Base as set forth in the most recent Borrowing Base Certificate submitted by the Company, as adjusted by the Agent. The "Available Amount" is defined in the Second Amended Loan Agreement as: October 1, 2000 through December 8, 2000, $25,000,000; December 9, 2000 through December 31, 2000, $19,500,000; January 1,
2001 through February 28, 2001, $12,000,000; March 1, 2001 through April 30,
2001, $8,000,000; May 1, 2001 through June 30, 2001, $10,000,000; July 1, 2001 through December 31, 2001, $15,000,000; January 1, 2002 through March 31, 2002, $10,000,000; and April 1, 2002 through July 31, 2002, $0. The maturity date for Term Loans A and B, the convertible term loan and the revolving loans issued under the Second Amended Loan Agreement is July 31, 2002. As a result of entering into the Second Amended Loan Agreement, unamortized deferred financing fees incurred under the First Amended Loan Agreement of approximately $762,000 were charged to interest expense in December 2000. At December 31, 2000, the Company had $100,678,000 outstanding under the Second Amended Loan Agreement.

         Term Loan B had a $30,000,000 installment due January 31, 2001 (to which installment any asset sales proceeds were to be applied). The Company was unable to make this installment payment and entered into a waiver and amendment agreement with its lenders that waives this payment requirement until February 28, 2001. The convertible term loan is convertible by the lenders, in whole or in part, into common stock of the Company from and after February 1, 2001 at the rate of $1.15 of the principal amount of the convertible term loan for each share of the Company's common stock. The maximum number of shares of the Company's common stock into which the convertible term loan can be converted is 23,200,000 shares.

         The rate of interest on the loans under the Second Amended Loan Agreement is as follows: on revolving credit loans and Term Loan A, the Agent's prime rate (9.5% at December 31, 2000) plus two percent per annum; on Term Loan B, prior to June 30, 2001, the Agent's prime rate plus four percent per annum (except for cash interest paid on the portion of Term Loan B denoted as Foreign Currency Loans), and on and following June 30, 2001, and for cash interest paid on Foreign Currency Loans, the Agent's prime rate plus two percent per annum; on the convertible term loan, the Agent's prime rate plus four percent per annum. Interest is payable monthly in cash except that, at the option of the Company, through and including June 30, 2001, interest accrued on Term Loan B may be paid in the form of a note having terms identical to Term Loan B (except for interest on the portion of Term Loan B denoted as Foreign Currency Loans which must be paid in cash), and interest accrued on the convertible term loan may at any time be paid in the form of a note having terms identical to the convertible term loan. There is a commitment fee of 0.675 percent (67.5 basis points) payable quarterly on the average daily amount by which the Available Amount exceeds the average daily principal amount of outstanding revolving loans. During the six months ended December 31, 2000, the weighted-average interest rate was 11.4%. The weighted-average interest rate at December 31, 2000 was 12.5%.

         The Second Amended Loan Agreement is secured by the Company's assets and includes, among other things, financial covenants requiring maintenance of
(i) a minimum fixed charge coverage ratio (which becomes operative June 30, 2001), (ii) a minimum EBITDA (which became operative December 31, 2000), and a
(iii) maximum funded senior debt coverage ratio (which becomes operative June 30, 2001), all as defined in the Second Amended Loan Agreement. The Second Amended Loan Agreement also limits, among other things, the incurrence of liens and other indebtedness, mergers, consolidations, the sales of assets, lease obligations, annual capital expenditures, advances, investments and loans by the Company and its subsidiaries, dividends, stock repurchases and certain transactions with affiliates.

         The Company and its lenders entered into a waiver and amendment agreement as of January 31, 2001, that waives, until February 28, 2001, the requirement in the Second Amended Loan Agreement that the Company make a $30,000,000 installment payment on Term Loan B on January 31, 2001. The waiver and amendment agreement also amends certain other terms and conditions of the Second Amended Loan Agreement, including a reduction in the "Available Amount" to $8,000,000 for the period February 1, 2001 through February 28, 2001. The Company's bank debt is classified as short-term on its December 31, 2000 consolidated balance sheet because the existing waiver agreement expires on February 28, 2001.

4.  LOAN NOTES

         In November 1998, loan notes in the amount of (pound)1,477,000 (US $2,201,000) were issued in connection with the Filofax acquisition. These loan notes are unsecured obligations of the Company's U.K. subsidiary and bear interest at LIBOR (6.8% at December 31, 2000) less 1%. Interest on the Loan Notes is paid annually in arrears beginning September 30, 1999. The Loan Notes are redeemable, in whole or in part, at the holder's option on each interest payment date. Unless they have previously been redeemed, all Loan Notes will be redeemed on September 30, 2003. As of December 31, 2000, (pound)1,447,000 (US $2,156,000) of the Loan Notes had been redeemed.

5.  RESTRUCTURING AND IMPAIRMENT CHARGES AND RELATED ACCRUALS

         In response to disappointing results over a number of quarters, the Company implemented a restructuring plan in fiscal 2000. As part of its restructuring plan, the Company (i) reduced headcount; (ii) closed its Irvine, California headquarters and consolidated those activities into its Fullerton, California distribution center; (iii) closed its manufacturing facility in the United Kingdom and moved those activities to subcontractors; (iv) closed its Little Rock, Arkansas manufacturing plant and sold certain of the operating assets; (v) retained Crossroads, LLC, an interim management firm; (vi) discontinued approximately 600 products; (vii) closed its Australian subsidiary and began distributing its products through a third party distributor in Australia and (viii) closed its Mexican manufacturing plant and moved those activities to its Asian vendors. The Company is continuing its restructuring plan through fiscal 2001.

         During the six months ended December 31, 2000, the Company recorded $17,791,000 in restructuring and impairment charges. Included in such charge is $2,896,000 in restructuring charges relating primarily to the closure of the Company's manufacturing plant, which consist of $2,121,000 in facilities closure costs and related write down of inventories and $775,000 in severance costs. Of the restructuring charges, $2,860,000 is included in cost of goods sold and $36,000 is included in restructuring and impairment charges for the six months ended December 31, 2000. No restructuring charges were recorded during the six months ended December 31, 1999. The severance cost recorded during the six months ended December 31, 2000 were the results of 256 termination. The following table summarizes the restructuring activity that flowed through accrued expenses during the six months ended December 31, 2000 (in thousands):

                                                                      FACILITIES
                                                    SEVERANCE           CLOSURE
                                                      COSTS              COSTS                 TOTAL
                                                   -------------     ---------------      ----------------
      Accrued restructuring expenses at
        June 30, 2000                                $   1,064          $     156            $    1,220
      Restructuring charges                                775              2,121                 2,896
      Noncash inventory and fixed asset
        write offs                                                         (1,689)               (1,689)
      Restructuring charge payments                     (1,050)              (346)               (1,396)
                                                     ---------          ---------            ----------
      Accrued restructuring expenses at
        December 31, 2000                            $     789          $     242            $    1,031
                                                     =========          =========            ==========

         In addition, during the fourth quarter of fiscal 2000, the Company decided to pursue the sale of substantial assets. As a result, the Company performed an impairment analysis and concluded that the carrying value of certain of these assets was in excess of their fair value. Due to a change in circumstances during the quarter ended December 31, 2000, the Company updated its impairment analysis and concluded that the carrying value of certain of these assets had been further impaired. Fair value was estimated based on estimated proceeds less related selling costs. The proceeds were estimated using a variety of assumptions, and there can be no assurance that the actual proceeds will not differ significantly from these estimates. As a result of the impairment analyses performed by the Company at fiscal year end June 30, 2000 and during the quarter ended December 31, 2000, the Company recorded impairment charges of $14,895,000 and $59,337,000 during the six months ended December 31, 2000 and the fiscal year ended June 30, 2000, respectively.

         Operations that may be eliminated due to the Company's pursuit of the sale of certain assets, as part of the restructuring of operations, which are included in the consolidated financial statements as of and for the six months ended December 31, are as follows (in thousands):

                                                            2000                1999
                                                       --------------      -------------
         Net sales                                     $   29,224          $   40,371
         Income from operations                              5,594              7,514
         Working capital                                   15,483              20,587
         Long-term assets                                    4,003             82,350

6.  EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net loss by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. As the Company's stock price during the periods ended December 31, 2000 and 1999, was below the exercise prices of all options and warrants, basic weighted-average shares equals diluted weighted-average shares.

7.   COMPREHENSIVE LOSS

     Comprehensive loss is summarized as follows (in thousands):

                                                  THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                     DECEMBER 31,                                 DECEMBER 31,
                                         ---------------------------------------    --------------------------------------
                                                2000                  1999                 2000                  1999
                                         -----------------      ----------------    -----------------     ----------------
      Net loss                           $   (15,089)            $   (2,693)        $   (14,590)           $    (2,093)
      Foreign currency
        translation adjustment                  (200)                   223                 (87)                  (398)
                                          ----------             ----------          ----------            -----------
      Comprehensive loss                 $   (15,289)            $   (2,470)        $   (14,677)           $    (2,491)
                                         ============            ===========        ============           ============

8.  SEGMENT INFORMATION

         The Company's operating segments have similar economic characteristics and, as such, the Company has aggregated five (six during the six months ended December 31, 1999) operating segments into a single reportable segment in conformity with SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. During the six months ended December 31, 2000, the business activities of the Company's operating segment were the development, manufacturing and marketing of paper-based organizers for the retail market. In December 2000, the Company closed its primary manufacturing plant and moved those activities to its Asian vendors. In addition, the Company also develops, manufactures and markets a number of related organizing products including telephone/address books, business accessories, products for students and organizing and other wallboards.

         The Company groups its products into three categories: organizers and planners; their refills, which include calendars, other pages and accessories; and related organizing products. The following table sets forth, for the periods indicated, approximate net sales by product category (in thousands):

                                                  THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                     DECEMBER 31,                                 DECEMBER 31,
                                         ---------------------------------------    --------------------------------------
                                                2000                  1999                 2000                  1999
                                         -----------------      ----------------    -----------------     ----------------
      Organizers and planners             $   16,424             $   26,692          $   38,344            $    47,872
      Refills                                 23,027                 24,381              36,235                 42,861
      Related organizing products              8,982                  6,410               15,678                18,603
                                         -----------------     ------------------   ----------------      -----------------
         Total                            $   48,433             $   57,483          $   90,257            $   109,336
                                         =================     ==================   ================      =================

9.  OPERATIONS IN FOREIGN COUNTRIES

         The following is a summary of the financial activity of the Company by geographical area (in thousands):

                                                          SIX MONTHS ENDED DECEMBER 31, 2000
                                   ------------------------------------------------------------------------------------
                                   UNITED STATES           EUROPE           OTHER            ELIMINATIONS       TOTAL
                                   -------------          --------       ----------          ------------    ----------
Net sales to unaffiliated entities   $   61,179           $ 22,872       $    6,357          $     (151)     $   90,257
Transfers between geographic areas          717                                 250                (967)
                                      ---------           --------       ----------          -----------     ----------
Net sales                            $   61,896           $ 22,872       $    6,607          $   (1,118)     $   90,257
                                     ==========           ========       ==========          ===========     ==========

Long-lived assets                    $   77,807           $  3,854       $      741          $  (68,037)     $   14,365
                                     ==========           ========       ==========          ===========     ==========


                                                          SIX MONTHS ENDED DECEMBER 31, 1999
                                   ------------------------------------------------------------------------------------
                                   UNITED STATES           EUROPE           OTHER            ELIMINATIONS      TOTAL
                                   -------------          --------       ----------          ------------    ----------
Net sales to unaffiliated entities   $   66,833           $ 32,511       $    9,992                          $  109,336
Transfers between geographic areas        1,578                                 553          $   (2,131)
                                     ----------           --------       ----------          ----------      ----------
Net sales                            $   68,411           $ 32,511       $   10,545          $   (2,131)     $  109,336
                                     ==========           ========       ==========          ==========      ==========

Long-lived assets                    $   88,252           $ 82,089       $    3,381          $  (70,695)     $  103,027
                                     ==========           ========       ==========          ==========      ==========


10.  CONTINGENCIES

         The Company is not a party to any litigation that, in the opinion of management, would reasonably be expected to have a materially adverse effect on the consolidated financial statements.

11.  STATEMENTS OF CASH FLOWS

         Supplemental disclosure of cash flow information (in thousands):

                                                               SIX MONTHS ENDED DECEMBER 31,
                                                           -------------------------------------
                                                                2000                    1999
                                                           --------------           ------------
             Cash paid (received) during the period for:
               Interest                                       $ 5,398                 $   4,168
               Income taxes, net of refunds
                  received                                    $(2,049)                $  (4,259)

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

         Since the Company's introduction of the first Day Runner System organizer in 1982, the Company's revenues have been generated by sales primarily of organizers and planners and secondarily of refills. For a number of years, the Company focused the majority of its product development, sales and marketing efforts on the U.S. office products channel and the U.S. mass market channel. With the October 30, 1998 acquisition of Filofax, the Company substantially increased its emphasis on markets outside the U.S. The office products channel, the mass market channel and sales to foreign customers accounted for 37.1%, 22.1% and 32.7%, respectively, and 40.6%, 18.9% and 32.3%, respectively, of net sales for the three and six months ended December 31, 2000, respectively.

         Effective November 1, 2000, the Company and its lenders renegotiated and restructured the Company's debt and entered into a new loan agreement. The Company would not have been in compliance with certain terms of the new loan agreement had the Company and its lenders not entered into a waiver and amendment agreement as of January 31, 2001, waiving a requirement for an installment payment on a term loan and amending certain terms and conditions of the loan agreement. The existing waiver provided in the waiver and amendment agreement expires on February 28, 2001. The Company's bank debt is classified as short-term in its December 31, 2000 consolidated balance sheet because the waiver provided in the waiver and amendment agreement continues for less than a one-year period. The Company's difficulties in meeting its loan agreement covenants and financing needs, its recurring losses from operations and its negative working capital position raise substantial doubt about its ability to continue as a going concern. The Company is working with its lenders to extend its existing waiver agreement but has no commitment from its lenders after the expiration of the existing waiver on February 28, 2001. The Company's continued existence is dependent upon several factors including the Company's ability to negotiate an extension of the existing waiver agreement and there can be no assurance that the Company will succeed in these negotiations and/or obtain further waivers of the new loan agreement.

         The Company's results have been adversely affected by lower sales levels primarily to the Company's customers in foreign markets and secondarily to its retail customers in the U.S. The Company believes that major factors causing lower sales include the Company's decision to de-emphasize sales of certain less profitable products and to certain less profitable channels, the reduction of certain kinds of promotional activity, increased competition from substitutes for paper-based organizers and the continuing efforts of the Company's U.S. retailers to minimize on-hand inventories and increase inventory turns.

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

         The Company's near and long-term operating strategies are focused on stabilizing profitable sales volume in its retail markets, exploiting product innovation and promotions where appropriate profitability is achieved, and aggressively reducing costs to better position the Company to compete under current market conditions. The Company remains highly focused on providing products of recognizable value to the consumer, while removing any product and service costs not recognized or valued by the ultimate consumer. In addition, the Company is aggressively pursuing the disposal or sale of unproductive assets, as well as the potential sale of substantial assets, to reduce the Company's present debt burden. The Company is also continuing its exploration of possible strategic alternatives.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages that selected statement of operations items bear to net sales and the percentage change in the dollar amounts of such items.


                                                                                               Percentage Change
                                                            Percentage of Sales              ---------------------
                                                   -----------------------------------        Three         Six
                                                       Three                 Six             Months       Months
                                                    Months Ended         Months Ended         Ended        Ended
                                                    December 31,         December 31,      December 31,  December 31,
                                                   ---------------      --------------         1999        1999
                                                   2000       1999      2000      1999       TO 2000      TO 2000
                                                   ----       ----      ----      ----       -------      -------
Net sales........................................  100.0%    100.0%     100.0%   100.0%       (15.7)%     (17.4)%
Cost of goods sold...............................   52.1      54.7       49.9     52.5        (19.8)      (21.5)
                                                   -----     -----      -----    -----
Gross profit.....................................   47.9      45.3       50.1     47.5        (10.9)      (12.9)
                                                   -----     -----      -----    -----
Operating expenses:
   Selling, marketing and distribution...........   21.6      31.0       24.1     30.6        (41.4)      (35.0)
   General and administrative....................   14.7      13.9       15.2     13.7        (11.0)       (8.3)
   Restructuring and impairment charges..........   30.6                 16.5                 NA             NA
                                                   -----     ----       -----    -----
     Total operating expenses....................   66.9      44.9       55.8     44.3         25.5         4.1
                                                   -----     -----      -----    -----
(Loss) income from operations....................  (19.0)      0.4       (5.7)     3.2           NM      (247.8)
Net interest expense.............................    8.8       6.7        8.0      5.4         11.6        19.9
                                                   -----     -----      -----    -----
Loss before provision (benefit) for income taxes.  (27.8)     (6.3)     (13.7)    (2.2)       274.5       401.1
Provision (benefit) for income taxes.............    3.4      (1.6)       2.5     (0.3)       (280.4)    (710.8)
                                                   -----     -----      -----    ------
Net loss.........................................  (31.2)%    (4.7)%    (16.2)%   (1.9)%      460.3%      597.1%
                                                   =====     =====      ======   ======

         The following tables set forth, for the periods indicated, the Company's approximate net sales by product category and distribution channel and as a percentage of total net sales.


DISTRIBUTION CHANNEL:

                                      Three Months Ended December 31,              Six Months Ended December 31,
                                 ----------------------------------------    ----------------------------------------
                                         2000                 1999                  2000                 1999
                                 -------------------  -------------------    ------------------  --------------------
                                                            (Unaudited; dollars in thousands)
Office products.................    $17,980    37.1%    $17,505     30.4%      $36,670     40.6%   $ 37,473     34.3%
Mass market.....................     10,675    22.1       9,871     17.2        17,091     18.9      21,217     19.4
Foreign customers...............     15,844    32.7      23,513     40.9        29,117     32.3      42,103     38.5
Other...........................      3,934     8.1       6,594     11.5         7,379      8.2       8,543      7.8
                                    -------   -----     -------    -----       -------    -----    --------    -----
   Total........................    $48,433   100.0%    $57,483    100.0%      $90,257    100.0%   $109,336    100.0%
                                    =======   =====     =======    =====       =======    =====    ========    =====


PRODUCT CATEGORY:

                                      Three Months Ended December 31,              Six Months Ended December 31,
                                 ----------------------------------------    ----------------------------------------
                                         2000                 1999                  2000                 1999
                                 -------------------  -------------------    ------------------  --------------------
                                                            (Unaudited; dollars in thousands)
Organizers and planners.........    $16,424    33.9%   $ 26,692     46.4%      $38,344     42.5%   $ 47,872     43.8%
Refills.........................     23,027    47.5      24,381     42.4        36,235     40.1      42,861     39.2
Related organizing products.....      8,982    18.6       6,410     11.2        15,678     17.4      18,603     17.0
                                    -------  ------    --------   ------      --------    -----    --------    -----
   Total........................    $48,433   100.0%    $57,483    100.0%     $ 90,257    100.0%   $109,336    100.0%
                                    =======   =====     =======    =====      ========    =====    ========    =====

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH
THE THREE MONTHS ENDED DECEMBER 31, 1999

         NET SALES. Net sales consist of revenues from gross product shipments net of allowances for returns, rebates and credits. In the second quarter of fiscal 2001, net sales decreased by $9,050,000, or 15.7%, compared with the second quarter of fiscal 2000 due to a decrease in net sales to foreign customers, a reduction of certain kinds of promotional activity and the Company's decision to de-emphasize sales of certain less profitable products and to certain less profitable customers. Net sales to foreign customers decreased by $7,669,000, or 32.6%, and net sales to miscellaneous customers grouped together as "other" decreased by $2,660,000, or 40.3%. These decreases were partially offset by an increase in net sales to mass market customers of $804,000, or 8.1%, and an increase in net sales to office products customers of $475,000, or 2.7%. Net sales of organizers and planners decreased by $10,268,000, or 38.5%, and net sales of refills decreased by $1,354,000, or 5.6%. Partially offsetting these decreases was an increase in net sales of related organizing products of $2,572,000, or 40.1%.

          GROSS PROFIT. Gross profit is net sales less cost of goods sold, which is comprised of materials, labor and manufacturing overhead. Gross profit may be affected by, among other things, product mix, production levels, changes in vendor and customer prices and discounts, sales volume and growth rate, sales returns and other allowances, purchasing and manufacturing efficiencies, tariffs, duties and inventory carrying costs. Gross profit as a percentage of net sales increased from 45.3% in the second quarter of fiscal 2000 to 47.9% in the second quarter of fiscal 2001. Included in cost of goods sold in the second quarter of fiscal 2001 is $2,832,000 in restructuring charges related to the closure of the Company's Mexican manufacturing plant. Without such costs, the Company gross profit for the second quarter of fiscal 2001 would have increased to 53.7%. The improvement in the Company's gross margin, without the restructuring charges, is due primarily to a reduction in product returns and secondarily to a shift in the product mix. The decrease in product returns is due primarily to a more conservative sell-in approach and secondarily to the reduction in promotional activities. The shift in the product mix is due primarily to the Company's decision to de-emphasize less profitable promotional sales and focus on higher margin product sales.

         OPERATING EXPENSES. Total operating expenses increased by $6,587,000, or 25.5%, in the second quarter of fiscal 2001 compared with the second quarter of fiscal 2000 and increased as a percentage of net sales from 44.9% to 66.9%. The increase in operating expenses resulted solely from restructuring and impairment charges of $14,847,000 recorded in the second quarter of fiscal 2001. Partially offsetting this increase is a decrease in selling, marketing and distribution expenses and general and administrative expenses. Excluding the restructuring and impairment charges, operating expenses would have decreased by $8,260,000, or 32.0%.

         Restructuring and impairment charges totaled $14,847,000 during the second quarter of fiscal 2001. As a result of the Company's restructuring activities in fiscal 2001, the Company recorded $2,784,000 in restructuring charges, which consist of $2,071,000 in facilities closure costs and the related write down of inventories and $713,000 in severance costs. Of the restructuring charges, $48,000 is included in restructuring and impairment charges as a benefit and $2,832,000 is included in cost of goods sold.

         Due to a change in circumstances during the quarter ended December 31, 2000, the Company updated the impairment analysis that was performed at the end of fiscal 2000, due to its decision to pursue the sale of substantial assets, and concluded that the carrying value of the assets held for sale had been further impaired. The fair value was estimated based on estimated proceeds less related selling costs. The amount in excess of fair value of $14,895,000 is recorded in restructuring and impairment charges. There were no restructuring and impairment charges recorded during the second quarter of fiscal 2000.

         Selling, marketing and distribution expenses decreased by $7,384,000, and from 31.0% to 21.6% as a percentage of net sales, primarily because of the decrease in sales and secondarily to a reduction in promotional activity. General and administrative expenses decreased by $876,000 but increased from 13.9% to 14.7% as a percentage of net sales. The increase in general and administrative expenses as a percentage of net sales is due to the increase in consulting, legal and related costs which is due to the Company's ongoing performance problems and the negotiations related to its credit facility. Consulting, legal and related costs for the quarter ended December 31, 2000 were $1,239,000 compared with $215,000 for the quarter ended December 31, 1999.

         NET INTEREST EXPENSE. Net interest expense increased by $444,000, or 11.6%, in the second quarter of fiscal 2001 compared with the second quarter of fiscal 2000 due to an increase in the average interest rate. During the quarter ended December 31, 2000, the weighted-average interest rate was 12.8% compared with 9.9% for the quarter ended December 31, 1999.

         INCOME TAXES. The Company's second quarter fiscal 2001 effective tax rate was 12.1%, compared with 25.1% for the second quarter of fiscal 2000. Although the Company's U.S. income will be offset by net operating losses, the tax provision represents taxes based on income earned in foreign tax jurisdictions. The effective tax rate is higher than may be expected due to the Company's inability to utilize these taxes as foreign tax credits.

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH
THE SIX MONTHS ENDED DECEMBER 31, 1999

         NET SALES. During the six months ended December 31, 2000, net sales decreased by $19,079,000, or 17.4%, primarily due to a decrease in net sales to foreign customers, a reduction of certain kinds of promotional activity and the Company's decision to de-emphasize sales of certain less profitable products and to certain less profitable customers. Net sales to foreign customers decreased by $12,986,000, or 30.8%, net sales to mass market customers decreased by $4,126,000, or 19.4%, net sales to miscellaneous customers grouped together as "other" decreased by $1,164,000, or 13.6% and net sales to office products customers declined by $803,000, or 2.1%. Net sales of organizers and planners decreased by $9,528,000, or 19.9%, net sales of refills decreased by $6,626,000, or 15.5% and net sales of related organizing products decreased by $2,925,000, or 15.7%.

         GROSS PROFIT. Gross profit as a percentage of net sales increased from 47.5% in the first six months of fiscal 2000 to 50.1% in the first six months of fiscal 2001. Included in cost of goods sold in the first six months of fiscal 2001 is $2,860,000 in restructuring charges related to the closure of the Company's Mexican manufacturing plant. Without such costs, the Company gross profit for the first six months of fiscal 2001 would have increased to 53.2%. The improvement in the Company's gross margin, without the restructuring charges, is due primarily to a reduction in product returns and secondarily to a shift in the product mix. The decrease in product returns is due primarily to a more conservative sell-in approach and secondarily to the reduction in promotional activities. The shift in the product mix is due primarily to the Company's decision to de-emphasize less profitable promotional sales and focus on higher margin product sales.

         OPERATING EXPENSES. Total operating expenses increased by $1,977,000, or 4.1%, in the first six months of fiscal 2001 compared with the first six months of fiscal 2000 and increased as a percentage of net sales from 44.3% to 55.8%. The increase in operating expenses resulted solely from restructuring and impairment charges of $14,931,000 recorded in the first six months of fiscal 2001. Partially offsetting this increase is a decrease in selling, marketing and distribution expenses and general and administrative expenses. Excluding the restructuring and impairment charges, operating expenses would have decreased by $12,954,000, or 26.8%.

         Restructuring and impairment charges totaled $14,931,000 during the first six months of fiscal 2001. As a result of the Company's restructuring activities in fiscal 2001, the Company recorded $2,896,000 in restructuring charges, which consist of $2,121,000 in facilities closure costs and the related write down of inventories and $775,000 in severance costs. Of the restructuring charges, $36,000 is included in restructuring and impairment charges and $2,860,000 is included in cost of goods sold.

         Due to a change in circumstances during the quarter ended December 31, 2000, the Company updated the impairment analysis that was performed at the end of fiscal 2000, due to its decision to pursue the sale of substantial assets, and concluded that the carrying value of the assets held for sale had been further impaired. The fair value was estimated based on estimated proceeds less related selling costs. The amount in excess of fair value of $14,895,000 is recorded in restructuring and impairment charges. There were no restructuring and impairment charges recorded during the first six months of fiscal 2000.

         Selling, marketing and distribution expenses decreased by $11,723,000, and from 30.6% to 24.1% as a percentage of net sales, primarily because of the decrease in sales and secondarily to a reduction in promotional activity. General and administrative expenses decreased by $1,231,000 but increased from 13.7% to 15.2% as a percentage of net sales. The increase in general and administrative expenses as a percentage of net sales is due to the increase in consulting, legal and related costs which is due to the Company's ongoing performance problems and the negotiations related to its credit facility. Consulting, legal and related costs for the first six months of fiscal 2001 were $2,649,000 compared with $415,000 for the first six months of fiscal 2000.

         NET INTEREST EXPENSE. Net interest expense increased by $1,189,000, or 19.9%, in the first six months of fiscal 2001 compared with the first six months of fiscal 2000 due to an increase in the average interest rate. During the six months ended December 31, 2000, the weighted-average interest rate was 11.4% compared with 8.7% for the six months ended December 31, 1999.

         INCOME TAXES. The Company's first six months of fiscal 2001 effective tax rate was 18.3% compared with 15.0% for the first six months of fiscal 2000. Although the Company's U.S. income will be offset by net operating losses, the tax provision represents taxes based on income earned in foreign tax jurisdictions. The effective tax rate is higher than may be expected due to the Company's inability to utilize these taxes as foreign tax credits.

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

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. The Company's cash and cash equivalents at December 31, 2000 increased to $11,405,000 from $3,960,000 at June 30, 2000. During the six months ended December 31, 2000, net cash of $5,519,000 was provided by operating activities, net cash of $1,198,000 was provided by investing activities and net cash of $579,000 was provided by financing activities.

         Of the $5,519,000 net amount provided by the Company's operating activities, $14,895,000 was provided by impairment charges, $11,930,000 was provided by a decrease in inventories, $7,871,000 was provided by the provision for doubtful accounts and sales returns and other allowances, $4,687,000 was provided by depreciation and amortization, $2,533,000 was provided by an increase in income taxes payable and $1,823,000 was provided by an decrease in income taxes receivable. These amounts were partially offset by an increase of $18,148,000 in accounts receivable and a decrease of $6,012,000 in accounts payable.

         Accounts receivable (net) at December 31, 2000 increased by 54.5% from the fiscal 2000 year-end amount due primarily to an increase in net sales for the quarter ended December 31, 2000 compared with the quarter ended June 30, 2000. Compared to the December 31, 1999 amount, accounts receivable (net) decreased by 31.8% due primarily to a decrease in net sales for the quarter ended December 31, 2000 compared with the quarter ended December 31, 1999.

         Inventories at December 31, 2000 decreased by 35.0% from the fiscal 2000 year-end amount and by 43.1% from the December 31, 1999 amount primarily because of a reduction in the number of products offered and secondarily because of the Company's concentrated efforts to control and manage inventories more efficiently.

         The $1,198,000 provided by the Company's investing activities was provided by proceeds of $1,676,000 received upon the disposition of property and equipment which amount was partially offset by $513,000 used to acquire property and equipment.

         The $579,000 net amount provided by the Company's financing activities was provided by net borrowings under the line of credit of $1,884,000 which was partially offset by $1,116,000 used for the payment of financing fees in connection with the renegotiated and amended loan agreement.

         BANK LOANS. On September 23, 1998, the Company entered into a $160,000,000 Revolving Loan Agreement (the "Loan Agreement") with Wells Fargo Bank, National Association ("Wells Fargo") as the sole bank and as agent (in its agency capacity, the "Agent"). The loan facility was syndicated with a group of lenders in December 1998.

         On October 12, 1999, the Company, the Agent and the lenders amended and restated the Loan Agreement (the "First Amended Loan Agreement"). The First Amended Loan Agreement converted the entire revolving loan availability into a term loan portion of $90,444,000 and a maximum revolving loan availability of $29,556,000. The term loan's maturity date was September 30, 2001 and the revolving credit loan facility matured on October 31, 2000. The maturity date of the revolving credit loan facility could have been automatically extended through September 30, 2001, if the Company, as of June 30, 2000, had complied with certain requirements, including a minimum EBITDA, a minimum fixed charge coverage ratio and a maximum funded senior debt ratio, as defined in the First Amended Loan Agreement. The Company did not satisfy these conditions. As a result of entering into the First Amended Loan Agreement, unamortized deferred financing fees incurred under the Loan Agreement of approximately $955,000 were charged to interest expense in October 1999.

         On December 8, 2000, the Company, the Agent and the lenders amended and restated the First Amended Loan Agreement effective as of November 1, 2000 (the "Second Amended Loan Agreement") and waived any Events of Default that had previously occurred and not been waived. The Second Amended Loan Agreement (i) converted the $87,164,000 then outstanding aggregate principal amount of term loans issued under the First Amended Loan Agreement into three loans:

two term loans (in the principal amounts of $20,000,000 and $40,000,000, denoted as Term Loan A and Term Loan B, respectively) and a convertible term loan (in the principal amount of $27,164,000); and (ii) provided for a revolving credit facility that was initially $25,000,000 and adjusts periodically as follows:
$25,000,000 to and including December 8, 2000; $19,500,000 from and including December 9, 2000 to and including December 31, 2000; $15,000,000 from and including January 1, 2001 to and including March 31, 2002; and $0 from and after April 1, 2002. The maximum amount that can be borrowed under the revolving credit facility is the lowest of (i) the amount of the revolving facility then in effect, (ii) "Available Amount," and (iii) from and after February 1, 2001, the Borrowing Base as set forth in the most recent Borrowing Base Certificate submitted by the Company, as adjusted by the Agent. The "Available Amount" is defined in the Second Amended Loan Agreement as: October 1, 2000 through December 8, 2000, $25,000,000; December 9, 2000 through December 31, 2000,
$19,500,000; January 1, 2001 through February 28, 2001, $12,000,000; March 1,
2001 through April 30, 2001, $8,000,000; May 1, 2001 through June 30, 2001,
$10,000,000; July 1, 2001 through December 31, 2001, $15,000,000; January 1,
2002 through March 31, 2002, $10,000,000; and April 1, 2002 through July 31,
2002, $0. The maturity date for Term Loans A and B, the convertible term loan and the revolving loans issued under the Second Amended Loan Agreement is July 31, 2002. As a result of entering into the Second Amended Loan Agreement, unamortized deferred financing fees incurred under the First Amended Loan Agreement of approximately $762,000 were charged to interest expense in December 2000. At December 31, 2000, the Company had $100,678,000 outstanding under the Second Amended Loan Agreement.

         Term Loan B had a $30,000,000 installment due January 31, 2001 (to which installment any asset sales proceeds were to be applied). The Company was unable to make this installment payment and entered into a waiver and amendment agreement with its lenders that waives this payment requirement until February 28, 2001. The convertible term loan is convertible by the lenders, in whole or in part, into common stock of the Company from and after February 1, 2001 at the rate of $1.15 of the principal amount of the convertible term loan for each share of the Company's common stock. The maximum number of shares of the Company's common stock into which the convertible term loan can be converted is 23,200,000 shares.

         The rate of interest on the loans under the Second Amended Loan Agreement is as follows: on revolving credit loans and Term Loan A, the Agent's prime rate (9.5% at December 31, 2000) plus two percent per annum; on Term Loan B, prior to June 30, 2001, the Agent's prime rate plus four percent per annum (except for cash interest paid on the portion of Term Loan B denoted as Foreign Currency Loans), and on and following June 30, 2001, and for cash interest paid on Foreign Currency Loans, the Agent's prime rate plus two percent per annum; on the convertible term loan, the Agent's prime rate plus four percent per annum. Interest is payable monthly in cash except that, at the option of the Company, through and including June 30, 2001, interest accrued on Term Loan B may be paid in the form of a note having terms identical to Term Loan B (except for interest on the portion of Term Loan B denoted as Foreign Currency Loans which must be paid in cash), and interest accrued on the convertible term loan may at any time be paid in the form of a note having terms identical to the convertible term loan. There is a commitment fee of 0.675 percent (67.5 basis points) payable quarterly on the average daily amount by which the Available Amount exceeds the average daily principal amount of outstanding revolving loans. During the six months ended December 31, 2000, the weighted-average interest rate was 11.4%. The weighted-average interest rate at December 31, 2000 was 12.5%.

         The Second Amended Loan Agreement is secured by the Company's assets and includes, among other things, financial covenants requiring maintenance of
(i) a minimum fixed charge coverage ratio (which becomes operative June 30, 2001), (ii) a minimum EBITDA (which became operative December 31, 2000), and a
(iii) maximum funded senior debt coverage ratio (which becomes operative June 30, 2001), all as defined in the Second Amended Loan Agreement. The Second Amended Loan Agreement also limits, among other things, the incurrence of liens and other indebtedness, mergers, consolidations, the sales of assets, lease obligations, annual capital expenditures, advances, investments and loans by the Company and its subsidiaries, dividends, stock repurchases and certain transactions with affiliates.

         The Company and its lenders entered into a waiver and amendment agreement as of January 31, 2001, that waives, until February 28, 2001, the requirement in the Second Amended Loan Agreement that the Company make a $30,000,000 installment payment on Term Loan B on January 31, 2001. The waiver and amendment agreement also amends certain other terms and conditions of the Second Amended Loan Agreement, including a reduction in the "Available Amount" to $8,000,000 for the period February 1, 2001 through February 28, 2001. The Company's bank debt is classified as short-term on its December 31, 2000 consolidated balance sheet because the existing waiver agreement expires on February 28, 2001.

         FOREIGN CURRENCY. Certain of the Company's international operations conduct business in whole or in part in foreign currencies, and this can result in significant gains or losses as a result of fluctuations in foreign currency exchange rates. The Company's exposure to the impact of foreign currency fluctuations increased as a result of the Filofax acquisition because the acquisition significantly expanded the Company's international operations. Included in general and administrative expenses in the consolidated statements of operations is $418,000 and $583,000 of net foreign exchange losses for the six months ended December 31, 2000 and 1999, respectively.

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

         ADEQUACY OF CAPITAL. As a result of its losses in the last two fiscal years, the Company required waiver agreements to certain terms of the Amended Loan Agreement which led to the renegotiation and restructuring of its debt in the Second Amended Loan Agreement. The Second Amended Loan Agreement was effective as of November 1, 2000. The Company and its lenders entered into a waiver and amendment agreement as of January 31, 2001 for certain terms and conditions of Second Amended Loan Agreement, including an installment payment on a term loan. The existing waiver agreement expires on February 28, 2001. The Company's liquidity is dependent upon its ability to renegotiate or obtain additional waivers of certain terms and conditions of the Second Amended Loan Agreement and/or its ability to obtain financing from alternative sources. The Company is working with its lenders to renegotiate the Second Amended Loan Agreement but has no commitment from its lenders after the expiration of the existing waiver on February 28, 2001. There can be no assurance that the Company will be able to renegotiate its loan agreement or obtain financing from other sources. The failure to obtain future financing would have a material adverse effect on the Company's business, financial condition, results of operations and cash flow.

FORWARD-LOOKING STATEMENTS

         With the exception of actual reported financial results and other historical information, the statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") constitute "forward-looking statements" within the meaning of the federal securities laws and involve a number of risks and uncertainties that may cause actual events and results to differ materially from those described in the forward-looking statements. Such statements are based on current expectations and involve known and unknown risks and uncertainties and certain assumptions, referred to below, and are indicated by words or phrases such as "anticipate," "estimate," "project," "expect," "believes," "will," "intends" and similar words or phrases. These forward-looking statements are based on management's expectations as of the date set forth on the signature page of this document, and the Company does not undertake any obligation to update any of these statements.

           There can be no assurance that the Company's actual future performance will meet its expectations. The Company is subject to a number of risks and its future operating results are difficult to predict and subject to significant fluctuations. These include but are not limited to: (1) the Company's liquidity is dependent upon its ability to successfully renegotiate the terms of its bank loan agreement and/or obtain further waivers of such agreement and there can be no assurance that the Company will succeed in renegotiating and/or obtaining waivers of such agreement; (2) the Company has reported substantial losses over the last two fiscal years and there can be no assurance that the Company's substantial restructuring plans will be successful in returning the Company to profitability; (3) the Company's efforts to control costs may not prove sufficient to prevent future increases in operating expenses in dollars or as a percentage of sales; (4) the Company may not be able to counteract the effects of large customers' inventory tightening in any significant way which may result in lower than expected sales and/or higher than expected product returns; (5) the Company may not correctly anticipate the product mix of retailers' "just-in-time" inventory demands, resulting in the temporary unavailability of the products in demand by retailers and lower sales; and (6) there can be no assurance that the Company's new products will meet with market acceptance.

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

PART II --OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a) On December 14, 2000, the Company held its 2000 Annual
                      Meeting of Stockholders (the "Annual Meeting").

                  (b) At the Annual Meeting, the Company's stockholders elected the following persons as directors of the Company. The number of votes cast for each director, as well as the number of votes withheld, are listed opposite each director's name.

                                  Name                               Votes
                                   of                              Cast for                             Votes
                                Director                           Director                           Withheld
                             --------------                        ---------                          --------
                             John F. Ausura                        1,564,657                           109,162
                             Charles Miller                        1,565,278                           108,541
                             Boyd I. Willat                        1,564,576                           109,243

                  (c) At the Annual Meeting, the stockholders approved, with
                      1,522,038 votes cast in favor, 141,934 votes cast against, 9,847 abstentions and 0 broker nonvotes, the amendment to the Company's 1995 Stock Option Plan to increase the aggregate number of shares authorized for issuance thereunder from 480,000 to 555,000 shares.

                  (d) At the Annual Meeting, with 1,660,757 votes cast in favor,
                      8,689 votes cast against and 4,373 abstentions, the stockholders ratified the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending June 30, 2001.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                  (a)      Exhibits

                  3.1 Certificate of Incorporation of the Registrant, as amended(1)

                  3.2      Bylaws of the Registrant(2)

                  10.1     Fiscal 2001 Officer Bonus Plan

                  (b)      Reports on Form 8-K

                           On December 15, 2000, the Company filed with the Commission a Current Report on Form 8-K.

----------------------------
(1) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19835) filed with the Commission on September 27, 2000.

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-19835) filed with the Commission on August 5, 1993.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Date:  February 14, 2001

                                       DAY RUNNER, INC.



                                       By: /s/ JOHN F. AUSURA
                                           ------------------------
                                                John F. Ausura
                                            Chief Executive Officer




                                       By: /s/ DAVID A. WERNER
                                           --------------------------
                                                David A. Werner
                                           Executive Vice President &
                                            Chief Financial Officer