Form 10-Q
period 2001-03-31
DAY RUNNER INC
filed 2001-05-15
CIK 853102

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2001

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

                                 Yes |X| No |_|

     Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date:

           Class                   Number of Shares Outstanding at  May 15, 2001
------------------------------     ---------------------------------------------
Common Stock, $0.001 par value                  2,408,796



                        DAY RUNNER, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                          Page Reference

COVER PAGE.......................................................................................             1

INDEX    ........................................................................................             2

PART I -- FINANCIAL INFORMATION

         Item 1.     Condensed Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets

                       March 31, 2001 and June 30, 2000..........................................             3

                     Condensed Consolidated Statements of Operations

                       Three and Nine Months Ended March 31, 2001 and 2000.......................             4

                     Condensed Consolidated Statements of Cash Flows

                       Nine Months Ended March 31, 2001 and 2000.................................             5

                     Notes to Condensed Consolidated Financial Statements........................             6

         Item 2.     Management's Discussion and Analysis of

                     Financial Condition and Results of Operations...............................            16

         Item 3.     Quantitative and Qualitative Disclosures About Market Risk..................            26

PART II -- OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K............................................            27

SIGNATURES.......................................................................................            28



                                                   DAY RUNNER, INC. AND SUBSIDIARIES

                                                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        (DOLLARS IN THOUSANDS)

                                                                ASSETS

                                                                                                    MARCH 31,       JUNE 30,
                                                                                                      2001            2000
                                                                                                   ----------       --------
                                                                                                   (UNAUDITED)

Current assets:
    Cash and cash equivalents ...............................................................        $13,231        $ 3,960
    Accounts receivable (less allowance for doubtful accounts and sales returns and other allowances of $7,500 and $8,391 at
       March 31, 2001 and June 30, 2000, respectively) ......................................          5,432         18,563
    Inventories .............................................................................         20,587         34,046
    Prepaid expenses and other current assets ...............................................          3,668          6,098
    Income taxes receivable .................................................................          1,823
                                                                                                     -------        -------
       Total current assets .................................................................         42,918         64,490
Property and equipment, net .................................................................          6,635         10,972
Goodwill and other intangible assets (net of accumulated amortization of $4,394
    and $4,042 at March 31, 2001 and June 30, 2000, respectively) ...........................          5,175         20,422
Other assets (net of accumulated amortization of $266 and $727 at March 31,
     2001 and June 30, 2000, respectively) ..................................................            966          1,210
                                                                                                     -------        -------
 TOTAL.......................................................................................       $ 55,694       $ 97,094
                                                                                                     -------        -------


                                                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Line of credit ..........................................................................       $ 91,498       $ 99,077
Accounts payable ............................................................................          5,438         12,373
    Accrued expenses ........................................................................         15,689         21,725
    Income taxes payable ....................................................................          2,230
    Current portion of loan notes ...........................................................                           194
                                                                                                    --------       --------
       Total current liabilities ............................................................        114,855        133,369
                                                                                                    --------       --------
Long-term liabilities:
    Loan notes ..............................................................................             43             45
                                                                                                    --------       --------
       Total long-term liabilities ..........................................................             43             45
                                                                                                    --------       --------
Commitments and contingencies
Stockholders' deficiency:

    Preferred stock (1,000,000 shares authorized; $0.001 par value; no shares issued or outstanding)................................................................
    Common stock (29,000,000 shares authorized; $0.001 par value; 2,537,719 shares issued at March 31, 2001 and June 30, 2000; 2,408,796 and
       2,392,860 shares outstanding at March 31, 2001 and June 30, 2000,
       respectively).........................................................................             2                2
    Additional paid-in capital...............................................................        18,089           19,181
    Accumulated deficit......................................................................       (68,417)         (45,559)
    Accumulated other comprehensive income...................................................           803              833
    Treasury stock - At cost (128,923 and 144,859 shares at March 31, 2001
       and June 30, 2000, respectively)......................................................        (9,681)         (10,777)
                                                                                                   ---------        ---------
       Total stockholders' deficiency........................................................       (59,204)         (36,320)
                                                                                                   ---------        ---------
TOTAL  ......................................................................................      $ 55,694         $ 97,094
                                                                                                   ========         =========




                                 See accompanying notes to condensed consolidated financial statements.

                                                   DAY RUNNER, INC. AND SUBSIDIARIES

                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              (UNAUDITED)

                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  Three Months Ended            Nine Months Ended
                                                                       March 31,                     March 31,
                                                                ----------------------        ----------------------
                                                                    2001        2000             2001        2000
                                                                ----------  ----------        ---------   ----------

Net sales....................................................   $  20,423   $  29,976         $ 110,680   $  139,312
Cost of goods sold...........................................      10,611      18,203            55,670       75,633
                                                                ---------   ---------         ---------   ----------
Gross profit.................................................       9,812      11,773            55,010       63,679
                                                                ---------   ---------         ---------   ----------

Operating expenses:
     Selling, marketing and distribution.....................       8,970      12,836            30,739       46,328
     General and administrative..............................       6,676       7,861            20,354       22,770
     Restructuring and impairment charges....................          74       3,030            15,005        3,030
                                                                ---------   ---------         ---------   ----------
     Total operating expenses................................      15,720      23,727            66,098       72,128
                                                                ---------   ---------         ---------   ----------

Loss from operations.........................................      (5,908)    (11,954)          (11,088)      (8,449)
Net interest expense.........................................       2,858       2,726            10,014        8,693
                                                                ---------   ---------         ---------   ----------

Loss before (benefit) provision for income taxes.............      (8,766)    (14,680)          (21,102)     (17,142)
(Benefit) provision for income taxes.........................        (498)     (2,305)            1,756       (2,674)
                                                                ----------  ----------        ---------   ----------
Net loss ....................................................   $  (8,268)  $ (12,375)        $ (22,858)  $  (14,468)
                                                                =========    =========        =========   ==========

Loss per common share:
     Basic...................................................   $   (3.43)  $   (5.20)        $  (9.53)   $   (6.08)
                                                                =========   =========         ========    =========
     Diluted.................................................   $   (3.43)  $   (5.20)        $  (9.53)   $   (6.08)
                                                                =========   =========         ========    =========

Weighted-average number of common shares outstanding:

     Basic...................................................       2,409       2,382             2,398        2,381
                                                                =========   =========         =========   ==========
     Diluted.................................................       2,409       2,382             2,398        2,381
                                                                =========   =========         =========   ==========








                                See accompanying notes to condensed consolidated financial statements.


                                                   DAY RUNNER, INC. AND SUBSIDIARIES

                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              (UNAUDITED)

                                                        (DOLLARS IN THOUSANDS)

                                                                                            Nine Months Ended

                                                                                                 March 31,
                                                                                         ----------------------
                                                                                             2001        2000
                                                                                         ----------    --------
Cash flows from operating activities:

    Net loss......................................................................        $(22,858)    $(14,468)
    Adjustments to reconcile net loss to net cash provided by
      operating activities:
       Depreciation and amortization..............................................           6,432       9,228
       Impairment charges.........................................................          14,895
       Provision for doubtful accounts and sales returns and other allowances.....           5,782      17,214
       Loss on disposal of property and equipment.................................             237         861
       Changes in operating assets and liabilities:
          Accounts receivable.....................................................           6,919      10,008
          Inventories.............................................................          12,832       1,617
          Prepaid expenses and other current assets...............................             179        (246)
          Income taxes receivable.................................................           1,823         452
          Accounts payable........................................................          (6,664)     (8,037)
          Accrued expenses........................................................          (6,342)      1,417
          Income taxes payable....................................................           2,385       1,101
                                                                                           -------     -------
          Net cash provided by operating activities...............................          15,620      19,147
                                                                                           -------     -------
Cash flows from investing activities:

   Proceeds on disposition of property and equipment..............................           2,040
   Acquisition of property and equipment..........................................            (824)     (3,230)
   Other assets...................................................................              74         (35)
                                                                                           -------     --------
          Net cash provided by (used in) investing activities.....................           1,290      (3,265)
                                                                                           -------     -------
Cash flows from financing activities:
   Net repayments under line of credit............................................          (6,367)    (12,815)
   Repayment of loan notes........................................................            (189)     (2,093)
   Financing fees.................................................................          (1,116)     (1,710)
   Net proceeds from issuance of common stock.....................................               4          33
                                                                                           -------     -------
          Net cash used in financing activities...................................          (7,668)    (16,585)
                                                                                           -------     -------
Effect of exchange rate changes in cash...........................................              29         169
                                                                                           -------     -------
Net increase (decrease) in cash and cash equivalents..............................           9,271        (534)
Cash and cash equivalents at beginning of period..................................           3,960       9,132
                                                                                           -------     -------
Cash and cash equivalents at end of period........................................         $13,231     $ 8,598
                                                                                           =======     =======

                                See accompanying notes to condensed consolidated financial statements.

                        DAY RUNNER, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

              (THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000)

1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

     The accompanying condensed consolidated balance sheet as of March 31, 2001 and condensed consolidated statements of operations for the three and nine months ended March 31, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine months ended March 31, 2001 and 2000 of Day Runner, Inc. and subsidiaries ("the Company") are unaudited but, in the opinion of management, include all adjustments consisting of normal, recurring accruals necessary for a fair presentation of the financial position and the results of operations for such periods. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission ("the Commission"), although the Company believes that the disclosures included in the condensed consolidated financial statements included herein are adequate to make the information therein not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 2000, and the notes thereto, which are included in the Company's Annual Report on Form 10-K.

     The results of operations for the three and nine months ended March 31, 2001 are not necessarily indicative of the results for a full year. The seasonality of the Company's financial results and the unpredictability of the factors affecting such seasonality make the Company's quarterly and yearly financial results difficult to predict and subject to significant fluctuation.

     Effective November 1, 2000, the Company and its lenders renegotiated and restructured the Company's debt and entered into a second amended and restated loan agreement. The Company entered into a waiver and amendment agreement as of January 31, 2001, waiving a requirement for an installment payment on a term loan and amending certain terms and conditions of the loan agreement. The waiver provided in the waiver and amendment agreement expired on February 28, 2001. As the Company was not in compliance with its debt covenants at March 31, 2001, the Company's bank debt is classified as short-term in its March 31, 2001 consolidated balance sheet. The Company's difficulties in meeting its loan agreement covenants and financing needs, its recurring losses from operations and its negative working capital position raise substantial doubt about its ability to continue as a going concern. The Company is working with its lenders and certain third parties in an effort to modify its debt structure and obtain financing for its operations. The Company's continued existence is dependent upon several factors including the Company's ability to obtain sufficient financing for its operations and there can be no assurance that the Company will succeed in these attempts.

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

     The Company's near and long-term operating strategies are focused on stabilizing profitable sales volume in its retail markets, exploiting product innovation and promotions where appropriate profitability is achieved, and aggressively reducing costs to better position the Company to compete under current market conditions. The Company remains highly focused on providing products of recognizable value to the consumer, while removing any product and service costs not recognized or valued by the ultimate consumer. The Company is continuing its exploration of possible strategic alternatives. On April 25, 2001, the Company sold its Filofax operations in exchange for a $30,000,000 reduction in its debt (see Note 5).

     These business conditions have been considered in evaluating the recoverability and classification of recorded asset and liability accounts. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary should the entity be unable to continue as a going concern (see Note 5).

     NEW ACCOUNTING PRONOUNCEMENTS - Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which was amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The adoption of SFAS 133 did not have an impact on the financial position or results of operations of the Company because the Company does not have any derivative activity.

     In December 1999, the Commission published Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS, effective for the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 provides guidance in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. The Company adopted SAB 101 effective April 1, 2001. The adoption of SAB 101 did not have a material impact on the financial position or results of operations of the Company.

     On April 1, 2001, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs", which requires that amounts billed to customers for shipping and handling fees be classified as revenues. The adoption of EITF 00-10 did not have a material impact on the financial position or results of operations of the Company.


2.  INVENTORIES

         Inventories consist of the following (in thousands):

                                              March 31,             June 30,
                                                2001                  2000
                                         ------------------      -------------

         Raw materials...................  $    1,071             $    5,127
         Work in process.................         604                  2,016
         Finished goods..................      18,912                 26,903
                                           ----------             ----------
                  Total..................  $   20,587             $   34,046
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

     On December 8, 2000, the Company, the Agent and the lenders amended and restated the First Amended Loan Agreement effective as of November 1, 2000 (the "Second Amended Loan Agreement") and waived any Events of Default that had previously occurred and not been waived. The Second Amended Loan Agreement (i) converted the $87,164,000 then outstanding aggregate principal amount of term loans issued under the First Amended Loan Agreement into three loans: two term loans (in the principal amounts of $20,000,000 and $40,000,000, denoted as Term Loan A and Term Loan B, respectively) and a convertible term loan (in the principal amount of $27,164,000); and (ii) provided for a revolving credit facility that was initially $25,000,000 and adjusts periodically as follows:
$25,000,000 to and including December 8, 2000; $19,500,000 from and including December 9, 2000 to and including December 31, 2000; $15,000,000 from and including January 1, 2001 to and including March 31, 2002; and $0 from and after April 1, 2002. The maximum amount that can be borrowed under the revolving credit facility is the lowest of (i) the amount of the revolving facility then in effect, (ii) "Available Amount," and (iii) from and after February 1, 2001, the Borrowing Base as set forth in the most recent Borrowing Base Certificate submitted by the Company, as adjusted by the Agent. The "Available Amount" is defined in the Second Amended Loan Agreement as: October 1, 2000 through December 8, 2000, $25,000,000; December 9, 2000 through December 31, 2000,
$19,500,000;  January 1, 2001 through February 28, 2001,  $12,000,000;  March 1,
2001  through  April 30,  2001,  $8,000,000;  May 1, 2001 through June 30, 2001,
$10,000,000;  July 1, 2001 through  December 31, 2001,  $15,000,000;  January 1,
2002  through  March 31, 2002,  $10,000,000;  and April 1, 2002 through July 31,
2002, $0. The maturity date for Term Loans A and B, the convertible term loan and the revolving loans issued under the Second Amended Loan Agreement is July 31, 2002. As a result of entering into the Second Amended Loan Agreement, unamortized deferred financing fees incurred under the First Amended Loan Agreement of approximately $762,000 were charged to interest expense in December 2000. At March 31, 2001, the Company had $91,498,000 outstanding under the Second Amended Loan Agreement.

     Term Loan B had a $30,000,000 installment due January 31, 2001 (to which installment any asset sales proceeds were to be applied). The Company was unable to make this installment payment and entered into a waiver and amendment agreement with its lenders that waived this payment requirement until February 28, 2001. The convertible term loan is convertible by the lenders, in whole or in part, into common stock of the Company from and after February 1, 2001 at the rate of $1.15 of the principal amount of the convertible term loan for each share of the Company's common stock. The maximum number of shares of the Company's common stock into which the convertible term loan can be converted is 23,200,000 shares.

     The rate of interest on the loans under the Second Amended Loan Agreement is as follows: on revolving credit loans and Term Loan A, the Agent's prime rate (8.0% at March 31, 2001) plus two percent per annum; on Term Loan B, prior to June 30, 2001, the Agent's prime rate plus four percent per annum (except for cash interest paid on the portion of Term Loan B denoted as Foreign Currency Loans), and on and following June 30, 2001, and for cash interest paid on Foreign Currency Loans, the Agent's prime rate plus two percent per annum; on the convertible term loan, the Agent's prime rate plus four percent per annum. Interest is payable monthly in cash except that, at the option of the Company, through and including June 30, 2001, interest accrued on Term Loan B may be paid in the form of a note having terms identical to Term Loan B (except for interest on the portion of Term Loan B denoted as Foreign Currency Loans which must be paid in cash), and interest accrued on the convertible term loan may at any time be paid in the form of a note having terms identical to the convertible term loan. There is a commitment fee of 0.675 percent (67.5 basis points) payable quarterly on the average daily amount by which the Available Amount exceeds the average daily principal amount of outstanding revolving loans. During the nine months ended March 31, 2001, the weighted-average interest rate was 11.5%. The weighted-average interest rate at March 31, 2001 was 11.1%.

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

     The Company and its lenders entered into a waiver and amendment agreement as of January 31, 2001, that waived, until February 28, 2001, the requirement in the Second Amended Loan Agreement that the Company make a $30,000,000 installment payment on Term Loan B on January 31, 2001. The waiver and amendment agreement also amended certain other terms and conditions of the Second Amended Loan Agreement, including a reduction in the "Available Amount" to $8,000,000 for the period February 1, 2001 through February 28, 2001. The waiver provided in the waiver and amendment agreement expired and the Company is currently not in compliance with the EBITDA covenant at March 31, 2001. The Company's bank debt is classified as short-term on its March 31, 2001 consolidated balance sheet.

     On April 25, 2001, the Company sold its Filofax operations for $30,000,000 in debt reduction to entities affiliated with the Company's lenders (see Note
5). As a result of these transactions, the Company was released from all obligations with respect to the Foreign Currency Loans in the amount of (pound)12,420,210 ($17,636,699) and the balance of Term Loan B debt was reduced by $12,363,301.

     The Company is negotiating with its lenders and third parties to further restructure its debt and/or obtain alternative financing.

4.  LOAN NOTES

     In November 1998, loan notes in the amount of (pound)1,477,000 (US $2,097,000) were issued in connection with the Filofax acquisition. These loan notes are unsecured obligations of the Company's U.K. subsidiary and bear interest at LIBOR (6.8% at March 31, 2001) less 1%. Interest on the Loan Notes is paid annually in arrears beginning September 30, 1999. The Loan Notes are redeemable, in whole or in part, at the holder's option on each interest payment date. Unless they have previously been redeemed, all Loan Notes will be redeemed on September 30, 2003. As of March 31, 2001, (pound)1,447,000 (US $2,054,000) of the Loan Notes had been redeemed. The Loan Notes are obligations of the Company's U.K. subsidiary which was sold on April 25, 2001 to an entity affiliated with the Company's lenders and, therefore, as of such date they are no longer obligations of the Company (see Note 5).


5.  RESTRUCTURING AND IMPAIRMENT CHARGES AND RELATED ACCRUALS

     In response to disappointing results over a number of quarters, the Company implemented a restructuring plan in fiscal 2000. As part of its restructuring plan, the Company (i) reduced headcount; (ii) closed its Irvine, California headquarters and consolidated those activities into its Fullerton, California distribution center; (iii) closed its manufacturing facility in the United Kingdom and moved those activities to subcontractors; (iv) closed its Little Rock, Arkansas manufacturing plant and sold certain of the operating assets; (v) retained Crossroads, LLC, an interim management firm; (vi) discontinued approximately 600 products; (vii) closed its Australian subsidiary and began distributing its products through a third party distributor in Australia; (viii) closed its Mexican manufacturing plant and moved those activities to its Asian vendors; (ix) discontinued its Timeposters board products and the Canadian manufacturing operations related thereto; and (x) on April 25, 2001, the Company also sold its Filofax operations. The Company is continuing its restructuring plan.

     During the nine months ended March 31, 2001, the Company recorded $18,437,000 in restructuring and impairment charges. Included in such charge is $3,542,000 in restructuring charges, recorded during the quarters ended March
31, 2001 and December 31, 2000, relating primarily to the closure of the Company's Mexican manufacturing plant and secondarily to the discontinuation of the Timeposters board products and the Canadian operations related thereto, which consist of $2,703,000 in facilities closure costs and related write down of inventories and $839,000 in severance costs. Of the restructuring charges, $3,432,000 is included in cost of goods sold and $110,000 is included in restructuring and impairment charges for the nine months ended March 31, 2001. The severance cost recorded during the nine months ended March 31, 2001 was the result of 288 terminations. The following table summarizes the restructuring activity that flowed through accrued expenses during the nine months ended March 31, 2001 (in thousands):

                                                                                                    FACILITIES
                                                                             SEVERANCE               CLOSURE
                                                                               COSTS                  COSTS                 TOTAL
                                                                               -----                  -----                 -----

Accrued restructuring expenses
  at June 30, 2000 ............................................               $ 1,064                $   156                $ 1,220
Restructuring charges .........................................                   839                  2,703                  3,542
Noncash inventory and fixed asset
 write offs ...................................................                (2,252)                (2,252)
Restructuring charge payments .................................                (1,741)                  (469)                (2,210)
                                                                               ------                   ----                 ------
Accrued restructuring expenses
     arch 31, 2001 ............................................                $  162                 $  138                $   300
                                                                              =======                =======                =======

     In addition, during the fourth quarter of fiscal 2000, the Company decided to pursue the sale of substantial assets including its Filofax operations. As a result, the Company performed an impairment analysis and concluded that the carrying value of certain of these assets was in excess of their fair value. Due to a change in circumstances during the quarter ended December 31, 2000, the Company updated its impairment analysis on its Filofax operations and concluded that the carrying value of its Filofax operations had been further impaired. Fair value was estimated based on estimated proceeds less related selling costs. As a result of the impairment analyses performed by the Company, impairment charges of $14,895,000 and $59,337,000 were recorded during the quarter ended December 31, 2000 and the fiscal year ended June 30, 2000, respectively.

     On April 25, 2001, the Company sold its Filofax operations for $30,000,000 in debt reduction. The Filofax operations were sold to entities affiliated with the Company's lenders after the Company had pursued alternative sale possibilities for these operations. This sale and related debt reduction were accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings ("SFAS 15"). Under SFAS 15, in a troubled debt restructuring involving partial settlement of a payable through the transfer of assets, the new obligation should be recorded at the carrying amount of the prior obligation at the time of the restructuring, less the fair value of assets transferred, unless the net carrying amount exceeds the total future undiscounted cash payments specified by the new terms. The Company is in the process of renegotiating the line of credit with the lenders, and as a result, the amount of future cash payments is indeterminate at this time. As such, the amount of the debt reduction, less the value of the assets transferred will be recorded as a debt restructuring adjustment. Once the terms of the new line are finalized, and the amount of total future cash payments is known, any resulting gain from the troubled debt restructuring will be recognized.

     The sale of the Filofax operations was made in two transactions: one for the operations in the United States and the other for the international operations. The sale of the Filofax operations in the United States was accomplished through the sale of the outstanding shares of stock of Filofax, Inc., a wholly-owned subsidiary of the Company, to DRBG, LLC, a Delaware limited liability company (the "U.S. Buyer"). The consideration for the stock of Filofax, Inc. was $1,004,702 in the form of a release of debt owed to the U.S. Buyer by the Company. Subsidiaries of the Company were released from their obligations as guarantors of this debt.

     The sale of the international Filofax operations was made pursuant to a share purchase agreement for all the outstanding shares of stock of Day Runner UK Plc ("DR UK") among the Company, certain of its subsidiaries and DRBG UK Limited, a company organized under the laws of England and Wales ("U.K. Buyer"). The Company and its subsidiaries party to the share purchase agreement collectively owned all of the outstanding shares of DR UK that in turn owns all of the outstanding shares of stock of Filofax Group Limited, the holding company for the Filofax operations worldwide. The consideration for the shares sold to the U.K. Buyer was $11,358,599 in reduction of debt owed by the Company to the U.K. Buyer and the release of all the Company's obligations with respect to (pound)12,420,210 ($17,636,699) in debt owed by DR UK to the lenders. The Company's subsidiaries that sold their shares of DR UK to the U.K. Buyer were also released from all obligations as guarantors of this debt. The share purchase agreement further provides that in the event the U.K. Buyer or Filofax Group is sold to a third party on or before April 25, 2002 for an amount greater than the consideration provided in the share purchase agreement, the consideration paid for the shares of DR UK shall be increased by an amount equal to the additional consideration paid by the third party. Any such additional consideration would be in the form of additional reduction of debt of the Company and the release of guaranties by the Company's subsidiaries of such debt. Despite the sale of the Filofax operations, the parties have agreed that DR UK, Filofax Group, Filofax Limited and one of its subsidiaries are continuing to guaranty $10,000,000 of the Company's remaining debt.

     Operations that will be eliminated due to the Company's sale of its Filofax operations as part of the restructuring of operations, which are included in the condensed consolidated financial statements as of and for the nine months ended March 31, are as follows (in thousands):

                                                            2001          2000
                                                          --------     ---------
Net sales ......................................         $35,432         $49,253
Income from operations
    before restructuring charges ...............           3,875           5,140
Income from operations .........................           3,875           2,171
Working capital ................................          13,970          10,937
Long-term assets ...............................           3,682          81,431

6.  EARNINGS PER SHARE

     Basic earnings per share are computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net loss by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. As the Company's stock price during the periods ended March 31, 2001 and 2000, was below the exercise prices of all options and warrants, basic weighted-average shares equals diluted weighted-average shares.

7.   COMPREHENSIVE LOSS

     Comprehensive loss is summarized as follows (in thousands):

                                                  THREE MONTHS ENDED                            NINE MONTHS ENDED

                                                       MARCH 31,                                    MARCH 31,
                                         ---------------------------------------    --------------------------------------
                                                2001                  2000                 2001                  2000
                                         -----------------      ----------------    -----------------     ----------------

      Net loss                           $    (8,268)            $  (12,375)        $   (22,858)           $   (14,468)
      Foreign currency
        translation adjustment                    57                    (70)                (30)                  (469)
                                          ----------             -----------         ----------            -----------
      Comprehensive loss                 $    (8,211)            $  (12,445)        $   (22,888)           $   (14,937)
                                         ============            ===========        ============           ============

8.  SEGMENT INFORMATION

     The Company's operating segments have similar economic characteristics and, as such, the Company has aggregated five (six during the nine months ended March 31, 2000) operating segments into a single reportable segment in conformity with SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. During the nine months ended March 31, 2001, the business activities of the Company's operating segment were the development, manufacturing and marketing of paper-based organizers and related organizing products including telephone/address books, business accessories, products for students and organizing and other wall boards for the retail market. In December 2000, the Company closed its primary manufacturing plant and moved those activities to its Asian vendors. In February 2001, the Company discontinued its Timeposters board products and the Canadian manufacturing operations related thereto.

     The Company groups its products into three categories: organizers and planners; their refills, which include calendars, other pages and accessories; and related organizing products. The following table sets forth, for the periods indicated, approximate net sales by product category (in thousands):

                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                       MARCH 31,                            MARCH 31,
                                         ---------------------------------------   --------------------------------------
                                                2001                  2000                2001                  2000
                                         -----------------      ----------------   -----------------     ----------------


Organizers and planners ................   $  9,984                $ 13,124           $ 48,328                $ 60,996
Refills ................................      7,202                   9,023             43,437                  51,884
Related organizing products ............      3,237                   7,829             18,915                  26,432
                                           --------                --------           --------               ---------
   Total ...............................   $ 20,423                $ 29,976           $110,680                $139,312
                                           ========                ========           =========               =========

9.  OPERATIONS IN FOREIGN COUNTRIES

         The following is a summary of the financial activity of the Company by geographical area (in thousands):

                                                           THREE MONTHS ENDED MARCH 31, 2001
                                   UNITED STATES           EUROPE           OTHER         ELIMINATIONS           TOTAL

Net sales to unaffiliated entities   $   14,062           $  3,964       $    2,451          $      (54)     $   20,423
Transfers between geographic areas          207                                  40                (247)
                                      ---------           --------       ----------          -----------     ----------
Net sales                            $   14,269           $  3,964       $    2,491          $     (301)     $   20,423
                                     ==========           ========       ==========          ===========     ==========



                                                           NINE MONTHS ENDED MARCH 31, 2001
                                   UNITED STATES           EUROPE           OTHER         ELIMINATIONS           TOTAL

Net sales to unaffiliated entities   $   75,241           $ 26,836       $    8,808          $     (205)     $  110,680
Transfers between geographic areas          924                                 290              (1,214)
                                      ---------           --------       ----------          -----------     ----------
Net sales                            $   76,165           $ 26,836       $    9,098          $   (1,419)     $  110,680
                                     ==========           ========       ==========          ===========     ==========

Long-lived assets                    $   76,771           $  3,553       $      489          $  (68,037)     $   12,776
                                     ==========           ========       ==========          ===========     ==========


                                                           THREE MONTHS ENDED MARCH 31, 2000
                                   UNITED STATES           EUROPE           OTHER         ELIMINATIONS           TOTAL

Net sales to unaffiliated entities   $   19,862           $  4,722       $    5,392                          $   29,976
Transfers between geographic areas          307                                 124          $     (431)
                                     ----------           --------       ----------          ----------      ----------
Net sales                            $   20,169           $  4,722       $    5,516          $     (431)     $   29,976
                                     ==========           ========       ==========          ==========      ==========


                                                           NINE MONTHS ENDED MARCH 31, 2000
                                   UNITED STATES           EUROPE           OTHER         ELIMINATIONS           TOTAL

Net sales to unaffiliated entities   $   86,695           $ 37,233       $   15,384                          $  139,312
Transfers between geographic areas        1,885                                 677          $   (2,562)
                                     ----------           --------       ----------          ----------      ----------
Net sales                            $   88,580           $ 37,233       $   16,061          $   (2,562)     $  139,312
                                     ==========           ========       ==========          ==========      ==========

Long-lived assets                    $   86,658           $ 81,202       $    3,268          $  (70,710)     $  100,418
                                     ==========           ========       ==========          ==========      ==========


10.  CONTINGENCIES

     The Company is not a party to any litigation that, in the opinion of management, would reasonably be expected to have a materially adverse effect on the consolidated financial statements.

11.  STATEMENTS OF CASH FLOWS

     Supplemental disclosure of cash flow information (in thousands):
                                                     NINE MONTHS ENDED MARCH 31,
                                                        2001               2000
                                                        ----               ----
Cash paid (received) during the period for:
  Interest ...................................         $ 6,607          $ 6,374
  Income taxes, net of refunds
     received ................................         $(2,571)         $(4,111)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH, AND IS QUALIFIED IN ITS ENTIRETY BY, THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT. HISTORICAL RESULTS AND PERCENTAGE RELATIONSHIPS AMONG ANY AMOUNTS INCLUDED IN THE CONSOLIDATED FINANCIAL STATEMENTS ARE NOT NECESSARILY INDICATIVE OF TRENDS IN OPERATING RESULTS FOR ANY FUTURE PERIOD.

     Since the Company's introduction of the first Day Runner System organizer in 1982, the Company's revenues have been generated by sales primarily of organizers and planners and secondarily of refills. For a number of years, the Company focused the majority of its product development, sales and marketing efforts on the U.S. office products channel and the U.S. mass market channel. With the October 30, 1998 acquisition of Filofax, the Company substantially increased its emphasis on markets outside the U.S. The office products channel, the mass market channel and sales to foreign customers accounted for 27.0%, 29.1% and 31.4%, respectively, and 38.1%, 20.9% and 32.1%, respectively, of net sales for the three and nine months ended March 31, 2001, respectively. As a result of the sale of its Filofax operations on April 25, 2001, the Company will refocus its sales and marketing efforts primarily on the North American markets (see Note 5 to Condensed Consolidated Financial Statements).

     Effective November 1, 2000, the Company and its lenders renegotiated and restructured the Company's debt and entered into a second amended and restated loan agreement. The Company entered into a waiver and amendment agreement as of January 31, 2001, waiving a requirement for an installment payment on a term loan and amending certain terms and conditions of the loan agreement. The waiver provided in the waiver and amendment agreement expired on February 28, 2001. As the Company was not in compliance with its debt covenants at March 31, 2001, the Company's bank debt is classified as short-term in its March 31, 2001 consolidated balance sheet. The Company's difficulties in meeting its loan agreement covenants and financing needs, its recurring losses from operations and its negative working capital position raise substantial doubt about its ability to continue as a going concern. The Company is working with its lenders and certain third parties in an effort to modify its debt structure and obtain financing for its operations. The Company's continued existence is dependent upon several factors including the Company's ability to obtain sufficient financing for its operations and there can be no assurance that the Company will succeed in these attempts.

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

     The Company's near and long-term operating strategies are focused on stabilizing profitable sales volume in its retail markets, exploiting product innovation and promotions where appropriate profitability is achieved, and aggressively reducing costs to better position the Company to compete under current market conditions. The Company remains highly focused on providing products of recognizable value to the consumer, while removing any product and service costs not recognized or valued by the ultimate consumer. The Company is continuing its exploration of possible strategic alternatives. On April 25, 2001, the Company sold its Filofax operations in exchange for a $30,000,000 reduction in its debt (see Note 5 to the Condensed Consolidated Financial Statements.)

     These business conditions have been considered in evaluating the recoverability and classification of recorded asset and liability accounts. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary should the entity be unable to continue as a going concern (see Note 5 to the Condensed Consolidated Financial Statements).

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentages that selected statement of operations items bear to net sales and the percentage change in the dollar amounts of such items.


                                                                                               Percentage Change
                                                                                               -----------------
                                                            Percentage of Sales               Three       Nine
                                                   -----------------------------------       Months       Months
                                                          Three               Nine            Ended       Ended
                                                      Months Ended        Months Ended      March 31,    March 31,
                                                        March 31,           March 31,         2000         2000
                                                   ---------------      --------------
                                                   2001       2000      2001      2000       to 2001      to 2001
                                                   ----       ----      ----      ----       -------      -------

Net sales........................................  100.0%    100.0%     100.0%   100.0%       (31.9)      (20.6)
Cost of goods sold...............................   52.0      60.7       50.3     54.3        (41.7)      (26.4)
                                                   -----     -----      -----    -----
Gross profit.....................................   48.0      39.3       49.7     45.7        (16.7)      (13.6)
                                                   -----     -----      -----    -----
Operating expenses:
   Selling, marketing and distribution...........   43.9      42.8       27.8     33.3        (30.1)      (33.6)
   General and administrative....................   32.7      26.3       18.4     16.3        (15.1)      (10.6)
   Restructuring and impairment charges..........    0.3      10.1       13.5        2.2      (97.6)      395.2
                                                   -----     -----      -----    -------
     Total operating expenses....................   76.9      79.2       59.7     51.8        (33.7)       (8.4)
                                                   -----     -----      -----    -----
Loss from operations.............................  (28.9)    (39.9)     (10.0)    (6.1)        50.6       (31.2)
Net interest expense.............................   14.0       9.1        9.1      6.2          4.8        15.2
                                                   -----     -----      -----    -----
Loss before (benefit) provision for income taxes.  (42.9)    (49.0)     (19.1)   (12.3)        40.3       (23.1)
(Benefit) provision for income taxes.............   (2.4)     (7.7)       1.6     (1.9)        78.4       165.7
                                                   ------    -----      -----    ------
Net loss.........................................  (40.5)%   (41.3)%    (20.7)%  (10.4)%       33.2       (58.0)
                                                   =====     =====      ======   ======





     The following tables set forth, for the periods indicated, the Company's approximate net sales by product category and distribution channel and as a percentage of total net sales.

DISTRIBUTION CHANNEL:

                                       Three Months Ended March 31,                 Nine Months Ended March 31,
                                 ----------------------------------------    ----------------------------------------
                                         2001                 2000                  2001                 2000
                                 -------------------  -------------------    ------------------  --------------------
                                                            (Unaudited; dollars in thousands)

Office products.................    $ 5,518    27.0%   $ 10,088     33.6%     $ 42,188     38.1%   $ 47,561     34.1%
Mass market.....................      5,940    29.1       6,616     22.1        23,031     20.8      27,833     20.0
Foreign customers...............      6,421    31.4       9,941     33.2        35,538     32.1      52,044     37.4
Other...........................      2,544    12.5       3,331     11.1         9,923      9.0      11,874      8.5
                                    -------  ------    --------   ------        ------   ------    --------   ------
   Total........................    $20,423   100.0%   $ 29,976    100.0%     $110,680    100.0%   $139,312    100.0%
                                    =======   =====    ========    =====      ========    =====    ========   ======


PRODUCT CATEGORY:

                                       Three Months Ended March 31,                 Nine Months Ended March 31,
                                 ----------------------------------------    ----------------------------------------
                                         2001                 2000                  2001                 2000
                                 -------------------  -------------------    ------------------  --------------------
                                                            (Unaudited; dollars in thousands)

Organizers and planners.........    $ 9,984    48.9%   $ 13,124     43.8%      $48,328     43.7%   $ 60,996     43.8%
Refills ........                      7,202     35.3      9,023     30.1        43,437     39.2      51,884     37.2
Related organizing products.....      3,237    15.8       7,829     26.1        18,915     17.1      26,432     19.0
                                    -------  ------    --------   ------      --------    -----    --------    -----
   Total........................    $20,423   100.0%    $29,976    100.0%     $110,680    100.0%   $139,312    100.0%
                                    =======   =====     =======    =====      ========    =====    ========    =====

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH
THE THREE MONTHS ENDED MARCH 31, 2000

     NET SALES. Net sales consist of revenues from gross product shipments net of allowances for returns, rebates and credits. In the third quarter of fiscal 2001, net sales decreased by $9,553,000, or 31.9%, compared with the third quarter of fiscal 2000 due to a reduction of certain kinds of promotional activity, the Company's decision to de-emphasize sales of certain less profitable products and to certain less profitable customers and a decrease in net sales to foreign customers. Net sales to office products customers decreased by $4,570,000, or 45.3%, net sales to foreign customers decreased by $3,520,000, or 35.4%, net sales to miscellaneous customers grouped together as "other" decreased by $787,000, or 23.6%, and net sales to mass market customers decreased by $676,000, or 10.2%. Net sales of related organizing products decreased by $4,592,000, or 58.7%, net sales of organizers and planners decreased by $3,140,000, or 23.9% and net sales of refills decreased by $1,821,000, or 20.2%.

     GROSS PROFIT. Gross profit is net sales less cost of goods sold, which is comprised of materials, labor and manufacturing overhead. Gross profit may be affected by, among other things, product mix, production levels, changes in vendor and customer prices and discounts, sales volume and growth rate, sales returns and other allowances, purchasing and manufacturing efficiencies, tariffs, duties and inventory carrying costs. Gross profit as a percentage of net sales increased from 39.3% in the third quarter of fiscal 2000 to 48.0% in the third quarter of fiscal 2001. Included in cost of goods sold in the third quarter of fiscal 2001 is $572,000 in restructuring charges related primarily to the discontinuation of the Company's Timeposters board products and the Canadian manufacturing related thereto. Without such costs, the Company's gross profit for the third quarter of fiscal 2001 would have increased to 50.8%. The improvement in the Company's gross margin, without the restructuring charges, is due primarily to a reduction in product returns and secondarily to a shift in the product mix. The decrease in product returns is due primarily to a more conservative sell-in approach and secondarily to the reduction in promotional activities. The shift in the product mix is due primarily to the Company's decision to de-emphasize less profitable promotional sales and focus on higher margin product sales.

     OPERATING EXPENSES. Total operating expenses decreased by $8,007,000, or 33.7%, in the third quarter of fiscal 2001 compared with the third quarter of fiscal 2000 and decreased as a percentage of net sales from 79.2% to 76.9%, respectively. The decrease in operating expenses is due primarily to the decrease in net sales and secondarily to the decrease in restructuring and impairment charges.

     Selling, marketing and distribution expenses decreased by $3,866,000 primarily because of the decrease in sales and secondarily to a reduction in promotional activity. As a percentage of net sales, selling, marketing and distribution expenses increased from 42.8% to 43.9% as the Company's international operations were unable to cut costs as quickly as its decline in net sales. General and administrative expenses decreased by $1,185,000 due primarily to the Company's ability to control costs and secondarily due to the downsizing of the Company's operations. However, as a percentage of net sales general and administrative expenses increased from 26.3% to 32.7% due primarily to the increase in consulting, legal and related costs which is due to the Company's ongoing performance problems and the negotiations related to its credit facility. Consulting, legal and related costs for the quarter ended March 31, 2001 were $1,738,000 compared with $265,000 for the quarter ended March 31, 2000.

     Restructuring and impairment charges totaled $74,000 during the third quarter of fiscal 2001 compared to $3,030,000 for the third quarter of fiscal 2000. During the third quarter of fiscal 2000, the Company began the process of restructuring its operations. At that time, the Company began the process of closing its Filofax subsidiary's two manufacturing facilities in the United Kingdom and its Irvine headquarters. Such closures resulted in a restructuring charge of $3,030,000. During the third quarter of fiscal 2001, the Company discontinued its Timeposters board products and the Canadian manufacturing operations related thereto which resulted in a restructuring charge of $646,000 of which $74,000 is included in restructuring and impairment charges and $572,000 is included in cost of goods sold.

     NET INTEREST EXPENSE. Net interest expense increased by $132,000, or 4.8%, in the third quarter of fiscal 2001 compared with the third quarter of fiscal 2000 due to an increase in the average interest rate. During the quarter ended March 31, 2001, the weighted-average interest rate was 11.7% compared with 10.6% for the quarter ended March 31, 2000.

     INCOME TAXES. The Company's third quarter fiscal 2001 effective tax rate was (5.7%), compared with (15.7%) for the third quarter of fiscal 2000. Although the Company's U.S. income will be offset by net operating losses, the tax provision represents taxes based on income earned in foreign tax jurisdictions and state minimum taxes. The effective tax rate is higher than may be expected due to the Company's inability to utilize these taxes as foreign tax credits.

NINE MONTHS ENDED MARCH 31, 2001 COMPARED WITH
THE NINE MONTHS ENDED MARCH 31, 2000

     NET SALES. During the nine months ended March 31, 2001, net sales decreased by $28,632,000, or 20.6%, primarily due to a decrease in net sales to foreign customers, a reduction of certain kinds of promotional activity and the Company's decision to de-emphasize sales of certain less profitable products and to certain less profitable customers. Net sales to foreign customers decreased by $16,506,000, or 31.7%, net sales to office products customers declined by $5,373,000, or 11.3%, net sales to mass market customers decreased by $4,802,000, or 17.3% and net sales to miscellaneous customers grouped together as "other" decreased by $1,951,000, or 16.4%. Net sales of organizers and planners decreased by $12,668,000, or 20.8%, net sales of refills decreased by $8,447,000, or 16.3%, and net sales of related organizing products decreased by $7,517,000, or 28.4%.

     GROSS PROFIT. Gross profit as a percentage of net sales increased from 45.7% in the first nine months of fiscal 2000 to 49.7% in the first nine months of fiscal 2001. Included in cost of goods sold in the first nine months of fiscal 2001 is $3,432,000 in restructuring charges related to the closure of the Company's Mexican manufacturing plant and its Canadian manufacturing operations. Without such costs, the Company gross profit for the first nine months of fiscal 2001 would have increased to 52.8%. The improvement in the Company's gross margin, without the restructuring charges, is due primarily to a reduction in product returns and secondarily to a shift in the product mix. The decrease in product returns is due primarily to a more conservative sell-in approach and secondarily to the reduction in promotional activities. The shift in the product mix is due primarily to the Company's decision to de-emphasize less profitable promotional sales and focus on higher margin product sales.

     OPERATING EXPENSES. Total operating expenses decreased by $6,030,000, or 8.4%, in the first nine months of fiscal 2001 compared with the first nine months of fiscal 2000 but increased as a percentage of net sales from 51.8% to 59.7%. The decrease in operating expenses is due primarily to a decrease in selling, marketing and distribution expenses and secondarily to a decrease in general and administrative expenses. Partially offsetting these decreases is an increase in restructuring and impairment charges.

     Selling, marketing and distribution expenses decreased by $15,589,000 and from 33.3% to 27.8% as a percentage of net sales, primarily because of a reduction in promotional activity and secondarily to the decrease in sales. General and administrative expenses decreased by $2,416,000 but increased from 16.3% to 18.4% as a percentage of net sales. The increase in general and administrative expenses as a percentage of net sales is due to the increase in consulting, legal and related costs which is due to the Company's ongoing performance problems and the negotiations related to its credit facility. Consulting, legal and related costs for the first nine months of fiscal 2001 were $4,849,000 compared with $680,000 for the first nine months of fiscal 2000.

     Restructuring and impairment charges totaled $15,005,000 during the first nine months of fiscal 2001. As a result of the Company's restructuring activities in fiscal 2001, the Company recorded $3,542,000 in restructuring charges, which consist of $2,703,000 in facilities closure costs and the related write down of inventories and $839,000 in severance costs. Of the restructuring charges, $110,000 is included in restructuring and impairment charges and $3,432,000 is included in cost of goods sold.

     Due to a change in circumstances during the quarter ended December 31, 2000, the Company updated its impairment analysis on its Filofax operations and concluded that the carrying value of its Filofax operations had been further impaired. Fair value was estimated based on estimated proceeds less related selling costs. As a result of the impairment analyses performed by the Company impairment charges of $14,895,000 and $59,337,000 were recorded during the quarter ended December 31, 2000 and the fiscal year ended June 30, 2000, respectively. On April 25, 2001, the Company announced the sale of its Filofax operations for $30,000,000 in debt reduction. The Filofax operations were sold to entities affiliated with the Company's lenders after the Company had pursued alternative sale possibilities for these operations. (See Note 5 to the Condensed Consolidated Financial Statements).

     NET INTEREST EXPENSE. Net interest expense increased by $1,321,000, or 15.2%, in the first nine months of fiscal 2001 compared with the first nine months of fiscal 2000 due to an increase in the average interest rate. During the nine months ended March 31, 2001 the weighted-average interest rate was 11.5% compared with 9.3% for the nine months ended March 31, 2000.

     INCOME TAXES. The Company's first nine months of fiscal 2001 effective tax rate was 8.3% compared with (15.6%) for the first nine months of fiscal 2000. Although the Company's U.S. income will be offset by net operating losses, the tax provision represents taxes based on income earned in foreign tax jurisdictions and state minimum taxes. The effective tax rate is higher than may be expected due to the Company's inability to utilize these taxes as foreign tax credits.

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

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL. The Company's cash and cash equivalents at March 31, 2001 increased to $13,231,000 from $3,960,000 at June 30, 2000. During the nine months ended March 31, 2001, net cash of $15,620,000 was provided by operating activities and net cash of $1,290,000 was provided by investing activities which amounts were partially offset by net cash of $7,668,000 used in financing activities.

     Of the $15,620,000 net amount provided by the Company's operating activities, $14,895,000 was provided by impairment charges, $12,832,000 was provided by a decrease in inventories, $6,919,000 was provided by a decrease in accounts receivable, $6,432,000 was provided by depreciation and amortization, $5,782,000 was provided by the provision for doubtful accounts and sales returns and other allowances, $2,385,000 was provided by an increase in income taxes payable and $1,823,000 was provided by a decrease in income taxes receivable. These amounts were partially offset by a decrease of $6,664,000 in accounts payable and a decrease of $6,342,000 in accrued expenses.

     Accounts receivable (net) at March 31, 2001 decreased by 70.7% from the fiscal 2000 year-end amount and by 66.3% from the quarter ended March 31, 2000 amount due primarily to a decrease in net sales for the quarter ended March 31, 2001 compared with the fiscal 2000 year-end amount and the quarter ended March 31, 2000 amount.

     Inventories at March 31, 2001 decreased by 39.5% from the fiscal 2000 year-end amount and by 49.5% from the March 31, 2000 amount primarily because of a reduction in the number of products offered and secondarily because of the Company's concentrated efforts to control and manage inventories more efficiently.

     The $1,290,000 provided by the Company's investing activities was provided by proceeds of $2,040,000 received upon the disposition of property and equipment which amount was partially offset by $824,000 used to acquire property and equipment.

     Of the $7,668,000 net amount used in the Company's financing activities, $6,367,000 was used to repay borrowings under the line of credit and $1,116,000 was used for the payment of financing fees in connection with the renegotiated and amended loan agreement.

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

     On December 8, 2000, the Company, the Agent and the lenders amended and restated the First Amended Loan Agreement effective as of November 1, 2000 (the "Second Amended Loan Agreement") and waived any Events of Default that had previously occurred and not been waived. The Second Amended Loan Agreement (i) converted the $87,164,000 then outstanding aggregate principal amount of term loans issued under the First Amended Loan Agreement into three loans: two term loans (in the principal amounts of $20,000,000 and $40,000,000, denoted as Term Loan A and Term Loan B, respectively) and a convertible term loan (in the principal amount of $27,164,000); and (ii) provided for a revolving credit facility that was initially $25,000,000 and adjusts periodically as follows:
$25,000,000 to and including December 8, 2000; $19,500,000 from and including December 9, 2000 to and including December 31, 2000; $15,000,000 from and including January 1, 2001 to and including March 31, 2002; and $0 from and after April 1, 2002. The maximum amount that can be borrowed under the revolving credit facility is the lowest of (i) the amount of the revolving facility then in effect, (ii) "Available Amount," and (iii) from and after February 1, 2001, the Borrowing Base as set forth in the most recent Borrowing Base Certificate submitted by the Company, as adjusted by the Agent. The "Available Amount" is defined in the Second Amended Loan Agreement as: October 1, 2000 through December 8, 2000, $25,000,000; December 9, 2000 through December 31, 2000,
$19,500,000;  January 1, 2001 through February 28, 2001,  $12,000,000;  March 1,
2001  through  April 30,  2001,  $8,000,000;  May 1, 2001 through June 30, 2001,
$10,000,000;  July 1, 2001 through  December 31, 2001,  $15,000,000;  January 1,
2002  through  March 31, 2002,  $10,000,000;  and April 1, 2002 through July 31,
2002, $0. The maturity date for Term Loans A and B, the convertible term loan and the revolving loans issued under the Second Amended Loan Agreement is July 31, 2002. As a result of entering into the Second Amended Loan Agreement, unamortized deferred financing fees incurred under the First Amended Loan Agreement of approximately $762,000 were charged to interest expense in December 2000. At March 31, 2001, the Company had $91,498,000 outstanding under the Second Amended Loan Agreement.

     Term Loan B had a $30,000,000 installment due January 31, 2001 (to which installment any asset sales proceeds were to be applied). The Company was unable to make this installment payment and entered into a waiver and amendment agreement with its lenders that waived this payment requirement until February 28, 2001. The convertible term loan is convertible by the lenders, in whole or in part, into common stock of the Company from and after February 1, 2001 at the rate of $1.15 of the principal amount of the convertible term loan for each share of the Company's common stock. The maximum number of shares of the Company's common stock into which the convertible term loan can be converted is 23,200,000 shares.

     The rate of interest on the loans under the Second Amended Loan Agreement is as follows: on revolving credit loans and Term Loan A, the Agent's prime rate (8.0% at March 31, 2001) plus two percent per annum; on Term Loan B, prior to June 30, 2001, the Agent's prime rate plus four percent per annum (except for cash interest paid on the portion of Term Loan B denoted as Foreign Currency Loans), and on and following June 30, 2001, and for cash interest paid on Foreign Currency Loans, the Agent's prime rate plus two percent per annum; on the convertible term loan, the Agent's prime rate plus four percent per annum. Interest is payable monthly in cash except that, at the option of the Company, through and including June 30, 2001, interest accrued on Term Loan B may be paid in the form of a note having terms identical to Term Loan B (except for interest on the portion of Term Loan B denoted as Foreign Currency Loans which must be paid in cash), and interest accrued on the convertible term loan may at any time be paid in the form of a note having terms identical to the convertible term loan. There is a commitment fee of 0.675 percent (67.5 basis points) payable quarterly on the average daily amount by which the Available Amount exceeds the average daily principal amount of outstanding revolving loans. During the nine months ended March 31, 2001, the weighted-average interest rate was 11.5%. The weighted-average interest rate at March 31, 2001 was 11.1%.

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

     The Company and its lenders entered into a waiver and amendment agreement as of January 31, 2001, that waived, until February 28, 2001, the requirement in the Second Amended Loan Agreement that the Company make a $30,000,000 installment payment on Term Loan B on January 31, 2001. The waiver and amendment agreement also amended certain other terms and conditions of the Second Amended Loan Agreement, including a reduction in the "Available Amount" to $8,000,000 for the period February 1, 2001 through February 28, 2001. The waiver provided in the waiver and amendment agreement expired and the Company is currently not in compliance with the EBITDA covenant at March 31, 2001. The Company's bank debt is classified as short-term on its March 31, 2001 consolidated balance sheet.

     On April 25, 2001, the Company sold its Filofax operations for $30,000,000 in debt reductions to entities affiliated with the Company's lenders (see Note 5 to Condensed Consolidated Financial Statements). As a result of these transactions, the Company was released from all obligations with respect to the Foreign Currency Loans in the amount of (pound)12,420,210 ($17,636,699) and the balance of Term Loan B debt was reduced by $12,363,301.

     The Company is negotiating with its lenders and third parties to further restructure its debt and/or obtain alternative financing.

     FOREIGN CURRENCY. Certain of the Company's international operations conducted business in whole or in part in foreign currencies, and this can result in significant gains or losses as a result of fluctuations in foreign currency exchange rates. With the sale of the Filofax operations on April 25, 2001, the Company's exposure to foreign currency fluctuations going forward is expected to be minimal. Included in general and administrative expenses in the condensed consolidated statements of operations is $186,000 and $784,000 of net foreign exchange losses for the nine months ended March 31, 2001 and 2000, respectively.

     ADEQUACY OF CAPITAL. As a result of its losses in the last two fiscal years, the Company required waiver agreements to certain terms of the Amended Loan Agreement which led to the renegotiation and restructuring of its debt in the Second Amended Loan Agreement. The Second Amended Loan Agreement was effective as of November 1, 2000. The Company and its lenders entered into a waiver and amendment agreement as of January 31, 2001 for certain terms and conditions of Second Amended Loan Agreement, including an installment payment on a term loan. The waiver agreement expired on February 28, 2001. The Company's liquidity is dependent upon its ability to renegotiate or obtain waivers of certain terms and conditions of the Second Amended Loan Agreement and/or its ability to obtain financing from alternative sources. The Company is working with its lenders and certain third parties to obtain sufficient financing for its operations and restructure its debt but has no commitment from its lenders or a third party at this time. There can be no assurance that the Company will be able to renegotiate its loan agreement or obtain financing from other sources. The failure to obtain future financing would have a material adverse effect on the Company's business, financial condition, results of operations and cash flow.

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

     There can be no assurance that the Company's actual future performance will meet its expectations. The Company is subject to a number of risks and its future operating results are difficult to predict and subject to significant fluctuations. These include but are not limited to: (1) the Company's liquidity is dependent upon its ability to successfully renegotiate the terms of its bank loan agreement, obtain waivers of such agreement and/or obtain financing from third parties and there can be no assurance that the Company will succeed in renegotiating and/or obtaining waivers of such agreement or obtaining financing from third parties; (2) the Company has reported substantial losses over the last two fiscal years and there can be no assurance that the Company's substantial restructuring plans will be successful in returning the Company to profitability; (3) the Company's efforts to control costs may not prove sufficient to prevent future increases in operating expenses in dollars or as a percentage of sales; (4) the Company may not be able to counteract the effects of large customers' inventory tightening in any significant way which may result in lower than expected sales and/or higher than expected product returns; (5) the Company may not correctly anticipate the product mix of retailers' "just-in-time" inventory demands, resulting in the temporary unavailability of the products in demand by retailers and lower sales; and (6) there can be no assurance that the Company's new products will meet with market acceptance.

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

     For additional risks and more detailed explanations of factors that may cause the Company's results of operations to vary materially from current expectations, see the Company's Form 10-K for the year ended June 30, 2000 filed with the Commission.

FOREIGN CURRENCY EXPOSURE

     The Company's reporting currency is the U.S. dollar, and interest and principal payments on its short-term debts has been in U.S. dollars and pounds Sterling. A portion of revenues and operating costs have been derived from sales and operations outside the United States and have been incurred in a number of different currencies. As a result of the April 25, 2001 sale of its Filofax operations, the Company's debt will consist of U.S. dollars only and the percentage of revenues derived from sales and operations outside the United States will be significantly reduced. The Company will continue to do business outside the U.S., however, and virtually all its manufacturing activities are performed by third parties outside the U.S. Accordingly, fluctuations in currency exchange rates may have a significant effect on the Company's results of operations and balance sheet data.

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

PART II --OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1      Certificate of Incorporation of the Registrant, as amended(1)

         3.2      Bylaws of the Registrant(2)

        10.1 Amended and Restated Officer Severance Plan, effective March 19, 2001(3)


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.


     (1) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-19835) filed with the Commission on September 27, 2000.

     (2) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-19835) filed with the Commission on August 5, 1993.

     (3) Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Quarterly Report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Date:  May 15 , 2001

                                         DAY RUNNER, INC.

                                 By:     /s/ John F. Ausura
                                         ------------------------
                                         John F. Ausura
                                         Chief Executive Officer

                                 By:     /s/ David A. Werner
                                          ------------------------
                                          David A. Werner
                                          Executive Vice President &
                                           Chief Financial Officer